Form 10-K
period 1993-12-31
ICN PHARMACEUTICALS INC /DE/
filed 1994-03-31
CIK 49601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1993
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 1-5965

                           ICN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        95-2565381
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)            Identification No.)

                3300 Hyland Avenue, Costa Mesa, California 92626
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (714) 545-0100

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
                   Title of each class                    which registered
                   -------------------                -------------------------
                   Common Stock, $1.00                 New York Stock Exchange
                       par value                       Pacific Stock Exchange

                     12 7/8% Sinking                   New York Stock Exchange
                    Fund Debentures
                    due July 15, 1998

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    YES   X       NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Registrant's voting stock held by non-affiliates on March 29, 1994 was approximately $178,581,000.

      The number of outstanding shares of Common Stock as of March 29, 1994 was 20,528,931.

      Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated into Part III of this report by reference.

                               TABLE OF CONTENTS


PART I                     ITEM NUMBER AND CAPTION                     PAGE
                           -----------------------                     ----

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 16
 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 18
      Executive Officers of the Registrant . . . . . . . . . . . . . . . 18

PART II

 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 21
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . . . 23
 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 33
 9.   Changes in and Disagreements with Auditors on Accounting
      and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .110

PART III

10.   Directors and Executive Officers of the Registrant . . . . . . . .110
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . .110
12.   Security Ownership of Certain Beneficial Owners and Management . .110
13.   Certain Relationships and Related Transactions . . . . . . . . . .110

PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. .111





                            (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ICN Pharmaceuticals, Inc., its subsidiaries and a 39% owned equity investment ("ICN" or the "Company") develop, manufacture, distribute and sell pharmaceutical and nutritional products, research chemical and cell biology products and related services, biomedical instrumentation and immunodiagnostic reagents and instrumentation. The Company's pharmaceuticals group is composed of a subsidiary and an equity investment: (i) Viratek, Inc. ("Viratek") (ICN's 63%-owned subsidiary, as of March 17, 1994), which conducts clinical research and development on compounds derived from nucleic acids, including ribavirin (VirazoleR), a broad spectrum antiviral agent, and (ii) SPI Pharmaceuticals, Inc. ("SPI") (ICN's 39%-owned equity investment, as of March 17, 1994), which manufactures, distributes and sells over 1,000 pharmaceutical and nutritional products, including anti-infectives, dermatologicals, medicated nutritionals and vitamins, anticholinesterases and vision care products in the United States, Yugoslavia, Mexico, Canada and Western Europe. The Company's biomedicals group consists of ICN Biomedicals, Inc. ("Biomedicals") (ICN's 69%-owned subsidiary as of March 17, 1994), which manufactures and distributes research chemicals, cell biology products, chromatography materials, immunology instrumentation, environmental technology products, precision liquid delivery instrumentation and immunodiagnostic reagents and instrumentation in the United States, Canada, Mexico, Europe, Australia and Japan. Biomedicals also purchases research chemicals from other manufacturers, in bulk, for repackaging and distributes biomedical instrumentation manufactured by others.

      The shares of ICN's common stock, $1.00 par value ("Common Stock"), are traded on the New York and Pacific Stock Exchanges under the symbol ICN. The shares of common stock of Viratek, SPI and Biomedicals are traded on the American Stock Exchange under the symbols VRA, SPI and BIM, respectively.

      The Company and its then consolidated subsidiaries changed their fiscal year end from November 30 to December 31, effective for the twelve months ended December 31, 1991. All fiscal years prior to 1991 have not been restated and are shown as the twelve months ended November 30.

      ICN controls Viratek and Biomedicals through stock ownership, voting control and board representation and is affiliated with SPI. Certain officers of ICN occupy similar positions with Viratek, SPI and Biomedicals. In addition, certain officers and directors of ICN own common stock or have options to purchase substantial numbers of shares of common stock of Viratek, SPI and Biomedicals. ICN, Viratek, SPI and Biomedicals have engaged in, and will continue to engage in, certain transactions with each other. Viratek and SPI have entered into certain licensing and marketing agreements with each other. Viratek, SPI and Biomedicals sublease space from ICN, and are parties to certain financial arrangements with ICN. There are potential conflicts of interest inherent in such relations and transactions. An Oversight Committee of the Boards of Directors of ICN, Viratek, Biomedicals and SPI was formed to review transactions between or among the four corporations to determine whether a conflict of interest exists among them with respect to a particular transaction and the manner in which such conflict should be resolved. The Oversight Committee consists of one non-management director of each corporation and a non-voting chairman. The Oversight Committee has advisory authority only. See Notes 2, 3, 4, 5 and 6 of Notes to Consolidated Financial Statements.

      During 1993, 1992 and 1991, the Company sold 272,500, 348,000 and 200,000 shares, respectively, of Viratek common stock for an aggregate sales price of $3,325,000, $5,243,000 and $2,790,000, respectively, in open market and privately negotiated transactions. In addition, in February and March, 1993, Viratek successfully completed an offering in which Viratek issued 1,581,250 shares (including the exercise of overallotments). In August 1993, a total of 1,366,642 shares were issued by Viratek upon the exercise of warrants. Due to the above transaction and the exercise of employee stock options, ICN's ownership of Viratek has been reduced from 83% at January 1, 1991 to 63% at December 31, 1993.

      As a result of sales by the Company of shares of SPI common stock during 1992 and 1993, its ownership has dropped from 57% at January 1, 1992, to 48% at December 31, 1992, and to 39% at December 31, 1993. Accordingly, SPI was deconsolidated effective December 31, 1992, and the investment is accounted for by using the equity method of accounting. The Statements of Operations for 1992 and 1991 include the results of SPI on a consolidated basis. See "Item 1:
Business-Recent Events" and Note 18 of Notes to Consolidated Financial
Statements.

      The Company has been named as a defendant in certain consolidated class action lawsuits relating to ribavirin and the Company's businesses. See "Item
3.  Legal Proceedings."

      ICN was incorporated under the laws of California in 1960 and in October 1986 reincorporated under the laws of Delaware. ICN's principal executive offices are located at 3300 Hyland Avenue, Costa Mesa, California 92626, telephone (714) 545-0100.

RECENT EVENTS

      During 1991, ICN sold 2,978,250 shares of SPI common stock for an aggregate sales price of $50,863,000, resulting in a net gain of $27,239,000 and used 1,468,000 shares in the acquisition of Galenika (see Note 6 of Notes to Consolidated Financial Statements). During 1992, ICN sold 690,400 shares of SPI common stock and Galenika sold 1,200,000 shares of SPI common stock, transferred in 1991, for an aggregate sales price of $44,608,000, resulting in a net gain to ICN of $32,952,000. During 1993, ICN sold 1,618,200 shares of SPI common stock for an aggregate sales price of $19,995,000. The above noted sales of SPI stock have reduced ICN's ownership of SPI from 57% at January 1, 1992, to 39% at December 31, 1993. Accordingly, SPI was deconsolidated from the Company as of December 31, 1992, the approximate time ICN's ownership fell below 50%. The continuing investment in SPI was classified in the consolidated balance sheet as a long-term investment of the Company at December 31, 1992, and income or loss was recognized using the equity method of accounting during 1993. Prior year results have not been restated.

      On October 21, 1992, SPI announced that it had concluded an agreement with the Leningrad Industrial Chemical and Pharmaceutical Association to form a pharmaceutical joint venture in Russia, ICN Oktyabr, in which SPI will have a 75% interest. The new joint venture was registered with the Russian Federation on March 9, 1993. The joint venture represents a new business, and not the acquisition of the existing business or assets of Oktyabr. Business operations of the joint venture will commence on the completion of a business plan. Oktyabr, which recently was privatized, will contribute output from its current production facilities. SPI's contribution will be management expertise, technology, equipment, intellectual property, training and technical assistance to the new joint venture. Because of the transition of the Russian economy into a free market oriented economy, SPI plans for a gradual phase-in of the joint venture in 1994 and 1995. During this phase-in period, the joint venture will develop training and marketing strategies and begin constructing a new manufacturing facility in 1995 that is scheduled to be fully operational in 1996. Because of this phase-in period, SPI does not expect any current material effects on its operating results, as well as, its capital resources and liquidity.

     In addition to the joint venture, on March 24, 1994, SPI entered into an Agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of its joint venture partner, Oktyabr, in exchange for approximately 30,000 shares of SPI's common stock. As part of this Agreement, SPI may qualify to receive newly issued shares of Oktyabr pursuant to Russian privatization regulations that will raise its total investment in Oktyabr to 43%. The issuance of these additional shares is subject to approval and completion of an "investment plan." The completion of the investment plan will not require any additional financial resources of SPI. SPI has also extended an offer to the employees of Oktyabr to exchange their Oktyabr shares for SPI shares. The Oktyabr employees currently own approximately 33% of the outstanding shares, however, the number of employees that will exchange their shares is uncertain. In the event that SPI qualifies under the investment plan to raise its investment to 43%, it is possible that a sufficient number of employees might exchange their Oktyabr shares for SPI shares so that total
SPI investment in Oktyabr would exceed 50%. If this event occurs, SPI would be required to consolidate the financial results of Oktyabr into the financial statements of SPI.

50% of the outstanding shares of Oktyabr, which would require consolidation of Oktyabr into the financial statements of SPI.

      Effective May 1, 1991, SPI formed a new joint company with Galenika Pharmaceuticals headquartered in Belgrade, Yugoslavia. The joint company, ICN Galenika ("Galenika") is 75%-owned by SPI and 25%-owned by Galenika Holding ("Galenika Holding"). In connection with the joint venture, SPI contributed cash of $14,453,000, an obligation to pay $13,550,000 and ICN, on behalf of SPI, contributed 1,468,000 shares of common stock of SPI, which was owned by ICN, and intangible assets, including pharmaceutical compounds and related patents and licenses. The fair value of the SPI shares transferred to Galenika was $38,528,000, which was recorded as a liability due to the Company. The cost basis of the SPI shares transferred to Galenika were $11,555,000.

      During 1992 and 1991, Biomedicals initiated a restructuring program designed to reduce costs and improve operating efficiencies. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.)

RIBAVIRIN

      Ribavirin is a broad spectrum antiviral agent with demonstrated clinical utility against a variety of both DNA-containing and RNA-containing viruses. As of December 31, 1993, ribavirin has been approved for commercial sale in over 40 countries in various formulations for various indications. Within the United States, Canada, and most of Europe, the approved form and use is presently limited to aerosol treatment of hospitalized infants and young children with severe lower respiratory tract infections due to respiratory syncytial virus ("RSV"). In other countries, ribavirin has been approved for treatment of one or more of the following: herpes simplex virus, varicella zoster virus (which causes both chicken pox and shingles), exanthemas diseases (chicken pox, measles), influenza, hepatitis, human immuno-deficiency virus ("HIV"), and hemorrhagic fever with renal syndrome.

      The mechanism of action of ribavirin appears to involve more than one process, the importance of which varies depending on the specific virus-host interaction involved. In general, the action of ribavirin is virustatic, leading to interruption of viral replication, rather than virucidal in which the virus would be killed directly. Depending upon the virus involved, virustasis is accomplished through inhibition of proper mRNA capping, direct inhibition of certain virus-specific enzymes, or both.

      Viral mRNA capping is required by many viruses for efficient binding of viral genomic "message" to host cell polysomes and therefore for efficient mRNA translation into proteins. Test results indicate that viral protein synthesis is significantly reduced in the presence of ribavirin at therapeutic levels with no observed effect on normal host cell protein synthesis.

      Certain viruses encode enzymes in their genome which are required for the virus to replicate. Direct inhibition of such enzymes without affecting host cell enzymes prevents or inhibits viral replication. Examples of viral enzymes inhibited by ribavirin are influenza encoded RNA dependent RNA polymerase, and HIV encoded reverse transcriptase.

      To date, the Company is aware of no reports of virus mutants that are resistant to inhibition by ribavirin. The emergence of resistant strains of micro-organisms and viruses to widely used therapeutic drugs is a common problem and the Company believes that the apparent lack of this development is an important beneficial feature of ribavirin, particularly when considering possible long-term therapy for diseases such as hepatitis C.

      Management believes that the most commercial potential for ribavirin in the near term is in the treatment of hepatitis C, RSV, and influenza.

ACQUISITIONS

      Since 1982, the Company has engaged in an ongoing review of potential acquisitions of compatible businesses. The table below summarizes acquisitions completed during the past five fiscal years by the Company. For additional information regarding acquisitions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 6 of Notes to Consolidated Financial Statements.

                                 Acquisition
Company Acquired     Location       Date        Business             Purchase Price
- ----------------     --------    -----------    --------             --------------
Galenika             Belgrade,   May 1991       Pharmaceuticals      $58,301,000, consisting of cash of
   Pharmaceuticals   Yugoslavia                                      $14,453,000, an obligation to pay $13,550,000,
                                                                     1,200,000 unregistered shares of SPI common
                                                                     stock issued to employees, and 1,468,000 shares
                                                                     of SPI common stock plus estimated acquisition
                                                                     costs of $3,000,000.

Flow Laboratories,   McClean,    November 1989  Biomedical           $37,700,000, including $35,700,000
   Inc. and          Virginia                   products             cash and bonds and 100,000 shares
   subsidiaries;                                                     of Biomedicals common stock plus
   Flow Laboratories                                                 estimated acquisition costs of
   B.V. and                                                          $2,358,000.
   subsidiaries

INDUSTRY SEGMENTS

   ICN operates in two industry segments: pharmaceuticals and biomedicals. For financial information about industry segments, see Note 12 of Notes to Consolidated Financial Statements.


FOREIGN OPERATIONS

   The Company operates in the United States, Yugoslavia, Mexico, Western Europe, Canada and Asia Pacific. For financial information about domestic and foreign operations and export sales, see Note 12 of Notes to Consolidated Financial Statements.

   Foreign operations are subject to certain risks, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability, health-care regulation and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and in the past have affected ICN's results of operations and financial condition.
The future effects of these fluctuations on the operations of ICN and its subsidiaries are not predictable. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Foreign Currency Translation."

   SPI has a 75% interest in ICN Galenika, a Yugoslav joint venture. A substantial majority of ICN Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). The current political and economic circumstances in Yugoslavia create certain risks particular to that country. Yugoslavia has been operating under sanctions imposed by the United Nations since May 1992, which have severely limited the ability to import raw materials for manufacturing and have prohibited all exports. In addition, certain risks such as hyperinflation, currency devaluations, wage and price controls, potential government action and a rapidly deteriorating economy could have a material effect on the Company's results of operations.

INVESTMENT ACCOUNTED FOR USING THE EQUITY METHOD OF ACCOUNTING:

SPI

   SPI manufactures, distributes and sells over 1,000 pharmaceutical and nutritional products, primarily in the United States, Yugoslavia, Mexico, Western Europe and Canada through independent sales representatives and its own marketing and sales staff. Major product lines as described below include anti-infectives (including antibiotics), medicated nutritionals and vitamins, anticholinesterases and dermatologicals. SPI was organized by ICN in November 1981. Effective January 1983, the Company transferred to SPI, in exchange for all the outstanding shares of common stock of SPI, all the outstanding shares of the Company's wholly-owned Canadian and Mexican subsidiaries and certain assets net of certain liabilities of the Company's operating division in Covina, California. ICN currently owns 39% of SPI.


PRODUCTS

  Anti-Infectives

   General. SPI currently sells approximately 65 anti-infective pharmaceutical products primarily in North America, Latin America, Western Europe and Eastern Europe. Anti-infective products are used primarily for the therapy of, or prophylaxis against, infections resulting from viruses, bacteria and parasites. SPI manufactures most of these products, and contracts with third parties for the manufacture of the remainder. Anti-infectives constituted 31%, 37% and 36% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively. The more important anti-infective products and their major market territories are as follows:

                  Virazole(R)                   USA, Canada and Europe
                  Virazid(R) (Virazole(R))      Mexico and Spain
                  Anapenil(R)                   Mexico
                  Dicorvin(R)                   Spain
                  Yectamicina(R)                Mexico
                  Hidro(R)                      Mexico
                  Alfacet                       Yugoslavia
                  Pentrexyl                     Yugoslavia
                  Palitrex                      Yugoslavia
                  Jugocillin                    Yugoslavia

      Virazole(R). Virazole(R) is currently approved for sale in various pharmaceutical formulations in over 40 countries for the treatment of several different human viral diseases. In North America, Virazole(R) has been approved for hospital use in aerosolized form to treat infants and young
children who    have severe lower respiratory infections caused by RSV.
Substantially similar approvals for Virazole(R) treatment of RSV have been granted by governmental authorities in 22 other countries. The Virazole(R) trademark is used in North America and certain European countries. The product is sold in Latin America as Vilona(R) and Virazid,(R) where it has been commercially available for over 14 years, and is approved for the treatment of hepatitis, herpes infections, influenza, and exhanthemous viral diseases such as measles and chicken pox, as well as RSV. In June 1990, Virazole(R) was approved in the Republic of Ireland for the management of the early stages of human immunodeficiency virus ("HIV") infection and in November 1991, the Hungarian government also approved Virazole(R) for early management of the disease in HIV positive patients.

      The commercial sale of VirazoleR for other indications and presentations will require regulatory authorization in the United States and other countries. There can be no assurance that authorization of the commercial sale of VirazoleR for any other indication or presentation will be obtained in the United States or any other country, or that, if such authorization is secured, the drug will be commercially successful.

        Virazole(R), Vilona(R) and Virazid(R) collectively constituted 7%, 6%, and 16% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

      Other Anti-Infectives. Alfacet and Palitrex are cephalosporons manufactured by SPI under license from Eli Lilly while Pentrexl (ampicillin) is licensed from Bristol-Myers Squibb. Anapenil, Trimexazol, Hidro, Rofat, and Yectamicina(R) are standard antibiotics while Dicorvin is a new macrolide antibiotic.

  Medicated Nutritionals and Vitamins

      SPI manufactures, subcontracts, and markets approximately 870 nutritional and vitamin products, in North America, Latin America, Western Europe and Eastern Europe. In Mexico, SPI manufactures and markets injectable and oral multi-vitamins and supplements under the Bedoyecta-Tri(R), Dextrevit(R), M.V.I.(R), and Vi-Syneral(R) trade names. In Yugoslavia, Galenika manufactures and markets Oligovit(R), Beviplex, Bedoxin, and Chymoral 100 Forte. In the United States, SPI markets nutritional and vitamin products under the RichLife(R), Plus(R), Nutri-dyn(R) and Dartell(R) trade names.

      Medicated nutritionals and vitamins constituted 9%, 8%, and 10% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

  Anticholinesterases

      SPI markets three anticholinesterase product lines under the trade names Mestinon(R), Prostigmin(R) and Tensilon(R), in North America. These products are used in treating myasthenia gravis, a disease characterized by muscle weakness and atrophy, and in reversing the effects of certain muscle relaxants. These products, for which SPI received a distribution sublicense from ICN in 1988, are manufactured by Hoffmann-LaRoche, Inc. Mestinon(R), Prostigmin(R), and Tensilon(R) collectively constituted 3%, 2%, and 3% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

  Dermatologicals

      SPI currently manufactures and markets approximately 75 dermatological products, primarily in North America and Eastern Europe. SPI's dermatological line, marketed under the ICN label, consists primarily of products used for the treatment of psoriasis and bleaching agents indicated for the treatment of hyperpigmented skin. These products include Oxsoralen-ultra(R), Solaquin(R), Trisoralen(R) and Eldoquin(R). A related product introduced in fiscal 1988, 8-MOP(R), is indicated for the treatment of cutaneous T-cell lymphoma, a form of skin cancer. Multi-tar(R) is a family of medicated shampoo products.
Duonalc(R) is a dermatological solution for the prevention of acne. Dermatological products constituted 7%, 7%, and 6% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

  Vision Care Products

      SPI manufactures and markets the Unicare(R) line of contact lens and lens care products primarily in Latin America and Western Europe. Vision care products constituted 2%, 2%, and 2% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

  Other Products

      SPI also manufactures and markets approximately 200 other pharmaceutical products, including cardiovascular agents, antirheumatics, insulins, analgesics and psychotropics in Eastern Europe, lithium-based products for the treatment of manic depressive syndromes, anti-ulcer medicines, products for hormonal supplementation and various generic pharmaceuticals and surgical products. These products collectively constituted 48%, 44%, and 29% of SPI's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively.

MARKETING AND CUSTOMERS

      SPI has a marketing and sales staff of approximately 1,320 persons, including sales representatives in North America, Latin America, Western Europe and Eastern Europe, who call on physicians, pharmacists, distributors and other health-care professionals. As part of its marketing program, SPI does direct mailings, advertises in trade and medical periodicals, exhibits products at medical conventions, sponsors medical education symposiums and sells through distributors in countries where it does not have its own marketing staff.

      In the United States, SPI sells its pharmaceutical products through approximately 400 drug wholesalers who, in turn, distribute them to drug stores and hospitals. SPI's nutritional product line is sold directly and through distributors to various retail outlets and to certain health-care professionals.

      In Mexico, SPI serves an estimated 18,000 pharmacies through a network of 105 distributors. It also sells directly to approximately 870 pharmacists and 160 hospitals in Mexico.

      In Western Europe, SPI markets vision care products in the Netherlands through hospitals and pharmacies and to retail customers through optical shops. SPI's Spanish subsidiary sells pharmaceuticals and blood fractionation products via its own sales force to approximately 530 hospitals and retail outlets, 5,000 pharmacies and 200 wholesalers.

      In Canada, SPI sells VirazoleR for RSV to approximately 1,300 hospitals directly and through wholesalers. The other pharmaceutical products are sold to approximately 5,000 drug stores and are distributed through multiple wholesalers.

      SPI's newest subsidiary, Galenika, is Yugoslavia's largest pharmaceutical manufacturer with an estimated 43% share of the total pharmaceutical market in that country. Galenika sells a broad range of approximately 250 human drugs and approximately 200 veterinary, dental and other over the counter products. Galenika sells products through approximately 30 wholesalers, 6 representative offices and 85 sales representatives countrywide. Prior to the imposition of sanctions in May 1992, over 10% of the total production was exported, mainly to Russia and other Eastern European countries, as well as to many countries in Africa, the Middle East and the Far East. (See Note 18 of Notes to Consolidated Financial Statements.)


CONSOLIDATED SUBSIDIARIES:

VIRATEK

      Viratek is principally engaged in the development of therapeutic pharmaceutical compounds derived from nucleic acids, including the broad spectrum antiviral agent ribavirin that is marketed in the United States, Canada and most of Europe under the trade name VirazoleR. Viratek was formed in August 1980 for the purpose of continuing the Company's research and development efforts on such compounds. In November 1980, the Company transferred to Viratek all its rights to the compounds developed at a former division of the Company, including the broad spectrum antiviral agent ribavirin. Management believes that ribavirin is the most developed and promising of the many chemical compounds owned by Viratek. See "Ribavirin" and "SPI" for additional information concerning ribavirin.

      Viratek will incur expenses over the next several years for clinical trials in pursuit of FDA authorization of the commercial sale of ribavirin for various indications or presentations, in addition to treatment in aerosolized form of RSV in infants, as well as for foreign government authorizations. To fund these expenditures, Viratek may use cash flow from operations, if available, and may seek to raise additional capital through financing, licensing, joint venture or other arrangements. In February and March 1993, Viratek successfully completed a public offering in which it sold units consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. 1,375,000 units plus the overallotment of 206,250 units were sold for net proceeds of approximately

$10,265,000. In August 1993, 1,366,642 warrants were exercised resulting in net proceeds to Viratek of $13,472,000. The above transactions along with the sale of ICN owned Viratek shares, reduced ICN's ownership percentage to 63% at December 31, 1993. See Note 3 of Notes to Consolidated Financial Statements.

      The only product marketed by Viratek was ribavirin. Prior to 1991, Viratek sold ribavirin to SPI, who marketed it to third parties under various licensing and supply agreements with Viratek. During 1991, Viratek transferred its remaining ribavirin inventory to SPI for its net book value of $2,943,000. Since 1991, SPI has procured its ribavirin inventories from other manufacturers. Effective December 1, 1990, SPI and Viratek entered into a new royalty agreement. Under this agreement, SPI acts as Viratek's exclusive distributor of ribavirin and pays Viratek a royalty of 20 % on sales worldwide. SPI intends to pursue its marketing efforts in most countries through existing or future license or distribution arrangements which would minimize SPI's investment in these countries and would generally provide for the sale of ribavirin in bulk or finished form to the licensees or distributors for resale in the specified country.

      Beginning in fiscal 1990, management made the decision to substantially reduce the research and development activities to support the goal of a reduction in the number of research projects and a concentration on compounds and indications showing the most promise for commercial development, such as ribavirin and certain anticancer and immune stimulator agents. This decision was due in part to a reduction in the amount of funds available for research and development. In conjunction with this decision, it was determined that the Company's only operating function would be to receive royalties on worldwide sales of ribavirin. Accordingly, the Company significantly reduced the number of its employees and the level of management involvement. In 1992, Viratek made a decision to increase research and development activities which included developing pharmaceutical products derived from nucleic acids and the development of in vitro commercial diagnostics products. Currently the Company is focusing on clinical testing of VirazoleR in the treatment of hepatitis C and initiating research to develop new biomedical and diagnostic products.

      During 1990 and 1991, two phase II studies were being performed by the Karolinska Institute and the National Institutes of Health ("NIH") regarding the efficacy of ribavirin in the treatment of chronic hepatitis C. Once the results from the studies were completed, indicating positive results, the Company made the decision to move forward with phase III studies. In addition, the amount of funds available for research and development activities had increased and the Company made the decision to increase these activities. This includes a new research program focused on the detection and measurement of a group of human peptide hormones or regulators and in vitro commercial diagnostics.

        During 1993, Viratek substantially completed clinical testing of Virazole for the treatment of chronic hepatitis C and started up a new discovery program using gene specific technology to target diseases such as cancer, chronic viral infections and psoriasis.


BIOMEDICALS

      Biomedicals develops, manufactures and sells research chemical products, cell biology products, biomedical instrumentation, diagnostic reagents and radiation monitoring services. Major product lines of the research chemical products group include biochemicals, radiochemicals and cell biology products and chromatography materials. Major product lines of the biomedical instrumentation group include microplate instrumentation, environmental technology products and precision liquid delivery instrumentation. The diagnostic reagents group provides diagnostic reagents and instrumentation, including enzyme and radio- immunoassay kits and immunoassay systems. Biomedicals also purchases research chemicals from other manufacturers, in bulk, for repackaging and distributes biomedical instrumentation manufactured by others. Biomedicals' principal customers are life science researchers, including those engaged in molecular biology, genetic engineering and other areas of biotechnology, biochemical research laboratories and clinical laboratories. These customers are located in the United States, Canada, Mexico, South America, Eastern and Western Europe, Australia and Japan. Biomedicals' products are sold through

Company-produced catalogs, direct mail advertising, a direct sales force and selected independent distributors and agents.

      Biomedicals was incorporated in September 1983 as a Delaware corporation by ICN and has since operated as an ICN subsidiary. Effective January 1, 1984, ICN transferred to Biomedicals, in exchange for all of the then outstanding shares of common stock of Biomedicals, certain assets and liabilities comprising the Life Sciences Group of ICN. Some of the operations of that group had been conducted by ICN since ICN's inception in 1960. Since 1984, several businesses and product lines have been acquired by ICN on behalf of Biomedicals and subsequently transferred to Biomedicals.


PRODUCTS


Research Chemical Products Group

      Biomedical's research products group markets more than 55,000 chemical, radiochemical, biochemical and immunochemical compounds. These compounds result from chemical synthesis, biochemical (enzymatic) synthesis, and/or are isolated from natural sources such as micro-organisms, plant, and animal tissues. In addition, the biomedical group offers laboratory plastic ware, medias for cell culture, and materials for chromatography.

      Biochemicals. Biochemicals are chemicals that occur in or result from any life process. The major biochemicals in the research laboratory market include proteins, peptides, amino acids, carbohydrates, enzymes, nucleic acids and their derivatives. Biomedicals repackages and sells, primarily through catalog, spot mailings and telephone solicitation, approximately 35,000 chemical items (including rare and fine chemicals) to customers in approximately 1,500 laboratories worldwide who are largely engaged in organic, inorganic and biochemical experimentation and synthesis. Major products include ammonium sulfate, cesium chloride, guanidine hydrochloride, L-glutamine and ultra-pure tris.

      In recent years, there has been an increasing demand for ultra-pure biochemicals, particularly for use in molecular biology and medically-oriented research work. Biomedicals has since further expanded its ultra-pure line through the addition of modifying and restriction enzymes, reagents for gel electrophoresis and other chemicals used in various phases of genetic engineering. This includes materials used in recombinant technology such as growth factors, restriction endonucleases (enzymes which "cut" DNA material at a specific point) and polynucleotide "linkers" which are used to rejoin divided segments of DNA molecules.

      Under the K&K Laboratories trade name, Biomedicals offers 23,000 rare and fine chemicals consisting principally of organic chemicals, inorganic chemicals, organometallics, rare earth metals and specialty intermediates. These products are used in the chemical, pharmaceutical, aerospace, electronic and educational fields.

      Radiochemicals. Radiochemicals are produced through the combination of radioactive raw materials with non-radioactive chemical intermediates, the resulting products, referred to as "labeled" or "tagged," possess one or more radioactive atoms. These isotopes are used by researchers in conjunction with sophisticated measuring instruments to follow or trace the chemical through a biochemical system. Such work helps to determine the mechanisms by which molecules are transformed within living systems, furthering knowledge of genetics, biological and physiological disorders, including hormonal deficiencies, physical abnormalities and a range of organ and endocrinological disorders.

      Using a variety of multi-step chemical and biochemical procedures, Biomedicals produces in excess of 800 different "radio active" or "labeled" compounds. The Irvine, California facility uses phosphorus-32, Sulfur-35, Tritium, and Carbon-14 to produce organic molecules for use in a large number of biomedical research applications.

Biomedicals produces and supplies reactor-produced radionuclides but does not, at this time, refine such products for human use radiopharmaceuticals.

Cell Biology Products Group

      Biomedicals sells a wide range of components for the culturing of cells in an artificial environment under specially controlled conditions. Prior to the sale of the Scottish manufacturing facility in April 1993, Biomedicals manufactured most cell biology products in-house. Biomedicals now procures these products at a lower cost from third party suppliers. Cell culture has become an increasingly important technique for the study of cell behavior, the study of viruses and viral infections, the development and production of vaccines and the testing of new drugs, chemicals, food and toxic substances.

      Biomedicals is a supplier of materials for cell culture and offers a comprehensive range of media, growth factors and sera, as well as a variety of disposable plastic labware and ancillary equipment. Biomedicals chemically defined growth media, which nourish living cells, are used by customers in maintaining or growing cells in the laboratory. Biomedicals also markets processed animal sera (used to enrich media) and uses both raw and processed sera to formulate other products. The availability and costs of raw animal sera may vary and is largely beyond Biomedicals control.

      Other cell biology products include the Titertek-PlusTM family of pipettes and disposable plastic labware.

      Chromatography Products. Chromatography products include chemicals known as adsorbents as well as other consumable products, such as nylon membranes, which are used for chromatography, (a scientific method employing sophisticated instrumentation to separate chemical solutions in order to analyze their components). Biomedicals distributes adsorbent products worldwide which are produced for it in Germany.

  Biomedical Instrumentation Group

      Biomedicals biomedical instrumentation group markets microplate instruments, a wide range of precision liquid delivery systems, and gamma counters.

      Microplate Instrumentation. These products are laboratory instruments serving the needs of all applications utilizing the microtitration plate (microplate) format. Microplates are 96-well trays, about the size of a postcard, that offer a convenient, economical space-saving alternative to test tubes and have become the vessel of choice for biomedical tests. The preeminent microplate application is immunoassays used in diagnostics, public health screening, quality control and research. Biomedicals' TitertekTM product lines offer instruments that address all steps in using microplates including dispensing samples and reagents, reagent displacement (known as microplate "washing"), and measurement calorimetric, fluorescent and luminescent test results. The products range from hand operated pipettes to integrated analytical systems.

      Precision Liquid Delivery Systems. Biomedicals' instrument manufacturing facility in Huntsville, Alabama, produces high precision liquid delivery systems starting with general purpose bench-top stations and extending to customized automated systems incorporating process control, test measurement and data reduction. The liquid delivery products are all complimentary to, and compatible with, the microplate instruments, (both those manufactured in Huntsville and own-label products obtained from third- parties), and this integration of the product lines enhances Biomedicals' ability to offer users a flexible system approach to meeting their evolving laboratory equipment needs.

      Gamma Counters. The Huntsville facility also produces gamma counters (instruments that quantify the amount of radioactive "labels" incorporated into a sample) used in diagnostics and research. Biomedicals offers a choice of automatic sample-feed and manually loaded batch processing machines, all with a common data analysis and reduction software package.

      All instrumentation sold by Biomedicals is supported by field and factory service capability. Service contracts are actively sold to the large customer base of long-term users of Biomedicals' instruments.

Diagnostic Reagents Group

      Biomedicals provides diagnostic reagents and instrumentation to hospitals, clinics and biomedical research laboratories. Immunoassay is a diagnostic technique used to determine the quantity of biological substances present in very low concentrations in body fluids. In the United States alone, more than 5,000 laboratories use the technique in routine clinical diagnostic applications. Biomedicals manufactures both Enzyme-Immunoassay and Radio-Immunoassay kits at its Costa Mesa, California facility and markets these kits under the IMMUCHEM product line. In 1993, Biomedicals developed a line of non-isotopic enzyme-immunoassay used for screening newborns for inherited genetic diseases ("Neonatal line"). Biomedicals' strategy is to develop a complete line of reagents to address its strength in the endocrinology and newborn screening product segments. Biomedicals has developed instruments which allow their assays to be automated for moderate to high volume applications in which ease of use and labor productivity are competitive advantages. Biomedicals will continue to add more internally developed products to its Neonatal line in 1994 including a new fully-automated analyzer.

Radiation Monitoring Services Group

      Biomedicals provides an analytical monitoring service to determine personal occupational exposure to ionizing radiation.

      Since 1973, ICN has provided dosimetry services to dentists, veterinarians, chiropractors, podiatrists, hospitals, universities, governmental institutions, and power plants. ICN's services include both film and Thermo Luminescent ("TL") badges in several configurations to accommodate a broad scope of users. This service includes the manufacture of badges, distribution to and from clients, analysis of badges and a radiation report indicating the exposure.

Marketing and Customers

      Biomedicals marketing operations are headquartered at the corporate offices in Costa Mesa, California. Sales and marketing methods vary according to product group and include direct sales through a field sales force, catalog sales, direct mail campaigns and independent agents/distributors. Biomedicals has a field sales and marketing organization of 141 persons in the United States and Canada, 73 in Europe, 9 in Australia and 6 in Japan.

      Biomedicals customer group for research products is principally composed of biomedical research institutions, such as universities, the National Institutes of Health, pharmaceutical companies, and, to a lesser extent, hospitals. Customers for diagnostic reagents and instruments are generally clinics, medical offices and hospitals. Customers for Biomedicals' other biomedical instruments include both biomedical research institutions and clinics, medical offices and hospitals. Biomedicals is not materially dependent upon any one customer or a small group of customers and does not believe the loss of any one customer would have a material adverse effect on Biomedicals. However, since a large portion of medical research in both the United States and other countries is funded by governmental agencies, Biomedicals results of operations could be adversely affected by cancellation or curtailment of governmental expenditures for medical research.

      ICN currently owns approximately 69% of Biomedicals outstanding common stock as of March 17, 1994.

COMPETITION


      Both segments of the Company operate within highly competitive industries. The competitive position of the Company's products is significantly affected by their acceptance among physicians and scientists and by the development of new products by competitors. A number of companies, both in the United States and abroad, are actively engaged in marketing similar products and developing new products similar to those currently under development or proposed for future development by the Company. Most of these companies have substantially greater capital resources, marketing capabilities and larger research and development staffs and facilities than those of the Company. The pharmaceutical industry is characterized by extensive and on-going research efforts. Others may succeed in developing products superior to those presently marketed or proposed for development by the Company. Progress by other researchers in areas similar to those being explored by the Company may result in further competitive challenges.

BACKLOG

      The Company does not consider backlog to be a material factor in its pharmaceuticals segment because, as is customary in the industry, its products are sold on an "open order" basis. Backlog is not a significant factor for the biomedicals segment as most orders received are filled and shipped promptly after receipt. No single customer accounted for more than 10% of the Company's consolidated net sales during the year ended December 31, 1993.

RAW MATERIALS

      In general, raw materials used by the Company in the manufacture of its products are obtainable from multiple sources in the quantities desired. However, the availability and costs of raw animal sera for distribution and for manufacturing certain of Biomedicals cell biology products may vary from time to time and is largely beyond Biomedicals' control. Additionally in the last decade, the number of reactor sites producing radioactive raw materials has diminished.

      During 1992, The United Nations Security Council and the United States adopted a resolution that imposed economic sanctions on the Federal Republic of Yugoslavia (Serbia and Montenegro). The sanctions specify that specific authorization in the form of a license must be granted on a transaction by transaction basis from the country of origin and the United Nations before the shipment of raw materials and finished goods can be made into Yugoslavia. Currently, few licenses have been granted for the import of raw materials. It is the policy of the United Nations Sanctions Committee to grant licenses for finished goods, but only for raw materials in exceptional cases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

LICENSES PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

      The Company owns a number of domestic and foreign patents now in force, some of which pertain to products currently being marketed by both the pharmaceuticals and biomedicals segments. The Company may be materially dependent on the protection afforded by their respective patents. No assurance can be given as to the breadth or degree of protection which these patents will afford the Company.

      In addition, the Company has filed applications for United States and foreign patents based on inventions resulting from the development of its technology. The Company expects to be issued patents in the future, although there can be no assurance as to the breadth or the degree of protection which these patents, if issued, will afford it. In addition to the Company, universities and other public and private concerns have filed patent applications and may be issued patents on inventions (or otherwise possess proprietary rights to technology) useful to the Company. The extent to which the Company may be required to license such patents or other proprietary rights, and the cost and availability of such licenses, are presently unknown. In addition, the Company intends to rely to an extent on unpatented proprietary know-how. However, there can be no assurance that others will not independently develop such know-how or otherwise obtain access to the Company's know-how.

      SPI has acquired from Viratek the rights to market Virazole(R) in Mexico, Canada, the United States and in other countries for all uses. The technology related to these uses of Virazole(R) is broadly covered by a United States patent expiring in 1999. Licensed technology from Viratek relating to Virazole(R) is also covered by United

States patents expiring between 1994 and 1999 and Canadian patents expiring between 1994 and 2006. The Company may be materially dependent on the protection afforded by Viratek's patents relating to VirazoleR, and no assurance can be given as to the breadth or degree of protection which these patents will afford Viratek.

GOVERNMENT REGULATION

      Prior to marketing or manufacturing new products for use by humans, the Company must obtain United States Food and Drug Administration ("FDA") approval in the United States and approval from comparable agencies in other countries. Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. The Company must satisfy numerous requirements, including preliminary testing programs on animals and subsequent clinical testing programs on humans, to establish product safety and efficacy. No assurance can be given that authorization of the commercial sale by the Company or its affiliates of any new drugs or compounds for any application will be secured in the United States or any other country, or that, if such authorization is secured, those drugs or compounds will be commercially successful. The FDA and other regulatory agencies in other countries also periodically inspect manufacturing facilities.

      The Company is subject to licensing and other regulatory control by the FDA, other federal and state agencies and comparable foreign governmental agencies. In addition, Biomedicals is subject to the regulatory control of the Nuclear Regulatory Commission.

      Provisions enacted or adopted by United States federal, state and local agencies regulating the discharge of waste into the environment do not currently have a material effect upon the Company's capital expenditures, earnings or competitive position.

      The Company has not experienced any material effect on the capital expenditures, earnings or competitive position of the Company as a result of compliance with any federal, state or local provisions regarding the protection of the environment.

EMPLOYEES

      The Company currently employs approximately 5,969 persons, which includes 5,420 SPI employees, 4,500 of whom are covered by collective bargaining agreements. The Company has not experienced any significant work stoppage, slowdown or other serious labor problems which have materially impeded its business operations. The Company's management considers its relations with its employees to be satisfactory.

ITEM  2.  PROPERTIES

      The following are the principal facilities of the Company, its subsidiaries and SPI:

                                                              APPROXIMATE
                                                              FLOOR SPACE     LEASED/
      LOCATION                 PRINCIPAL OPERATION              SQ. FT.       OWNED
      --------                 -------------------            -----------
Corporate:
  Costa Mesa, California       Offices and laboratory           164,000       Owned
Pharmaceuticals Group (SPI):
  Covina, California           Offices and warehouse            185,000       Owned
  Bryan, Ohio                  Warehouse and manufacturing
                                (FDA approved)                   37,000       Owned
  The Hague, Netherlands       Offices and warehouse             25,000       Owned
  Barcelona, Spain             Offices and manufacturing        100,000       Owned
  Mexico City, Mexico          Offices and manufacturing        144,000       Owned
  Mexico City, Mexico          Offices and manufacturing        146,000       Owned
  Brookville, Mississippi      Manufacturing (currently idle)     4,000       Owned
  Belgrade, Yugoslavia         Offices and manufacturing        781,000       Owned
  Montreal, Canada             Offices and manufacturing         97,000       Owned
Biomedicals Group:
  Eschwege, Germany            Offices and manufacturing         21,000       Owned
  Irvine, California           Offices and manufacturing         27,000       Leased
  High Wycombe, England        Sales Office                      12,000       Leased
  Opera, Italy                 Sales and Distribution Center     10,000       Owned
  Huntsville, Alabama          Offices and manufacturing         60,000       Owned
  Aurora, Ohio                 Sales and Distribution Center     68,000       Leased
  Bonn, Germany                Sales and Distribution Center     25,500       Leased
  Mississauga, Canada          Sales and Distribution Center     18,500       Leased
  Thame, England               Sales and Distribution Center      5,800       Leased
  Sydney, Australia            Sales and Distribution Center     17,000       Leased
  Brussels, Belgium            Sales and Distribution Center      5,900       Leased
  Tokyo, Japan                 Sales and Distribution Center      1,000       Leased
  Paris, France                Sales Office                         900       Leased


      The Company's leased facilities are leased for various terms ranging from one to twenty-two years. The Company does not anticipate any difficulty in renewing such leases on expiration, or leasing substitute facilities at reasonable terms. ICN also subleases office and manufacturing space in Costa Mesa, California, to Viratek, SPI and Biomedicals. The High Wycombe facility is currently vacant and available for sublease (See Note 16 of Notes to Consolidated Financial Statements).

      The Company currently has facilities in Portland, Oregon and Dublin, Virginia which are held for sale and are recorded at the lower of cost or net realizable value in the accompanying financial statements.

      During the fourth quarter of 1993, the Company moved its Italian operation from Cassina de Pecchi, a leased facility, back to Opera, an owned facility. The Opera facility was classified as an asset held for sale for the year ended December 31, 1992 and has been reclassified to Property, Plant and Equipment in December 1993.

      In the opinion of the Company's management, all facilities occupied by the Company are considered adequate for present and expected requirements, and the equipment in use is considered to be in good condition and suitable for the operations involved.


ITEM  3.  LEGAL PROCEEDINGS


Litigation

      The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776
(VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). The plaintiffs represent alleged classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 to and including April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. The plaintiffs allege that during such period the defendants made, or aided and abetted other defendants in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding VirazoleR, including the efficacy and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The plaintiffs seek an unspecified amount of monetary damages, together with interest thereon, and their costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The ICN defendants moved to dismiss the consolidated complaint in March 1988, for failure to state a claim upon which relief may be granted and for failure to plead the allegations of fraud and misrepresentation with sufficient particularity. On September 18, 1992, the Court denied the ICN defendants' motion to dismiss and for summary judgment. The ICN defendants filed their answer on February 17, 1993. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber, Inc. and that they would submit a proposed settlement stipulation to the Court. Expert discovery, which commenced in September 1993, is expected to conclude by the end of April 1994. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that, assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages' experts have testified that damages are zero. Management believes, having extensively reviewed the issues in the above referenced matters, that there are strong defenses and that the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation are allocated equally between ICN and Viratek.

      In August 1992, an action was filed in United States District Court for the Southern District of New York, entitled Rossi v. ICN Pharmaceuticals, Inc. (Case No. 92 Cir. 4819 (CL6)). The plaintiffs, citing theories of product liability, negligence and strict liability in tort, allege that birth defects in an infant were caused by the mother's exposure to ribavirin during pregnancy. The plaintiff's counsel agreed to place the case on the courts "suspense calendar" pending completion of ICN's investigation of the underlying facts. Based on such investigation, the case was dismissed with prejudice pursuant to stipulation by the parties in December 1993. Per the License Agreement, SPI has indemnified Viratek and ICN for lawsuits involving the use of VirazoleR.


      On September 27, 1993, ICN and Biomedicals filed a complaint in the California State Superior Court for Orange County, California, against GRC International Inc., alleging fraud, negligent misrepresentation in the sale of securities in California and violations of state and federal securities laws. The precise amount of damages is unknown at this time. The lawsuit arises out of the acquisition of all of the issued and outstanding shares of Flow Laboratories, Inc. ("Flow") and Flow Laboratories B.V. by Biomedicals in November 1989 from GRC International Inc., (formerly known as Flow General Inc.). Defendant GRC's motion to compel arbitration was granted as to the Biomedicals claims. The action is stayed until April 7, 1994, as to ICN's causes of action.

      On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. As relief, ICN and Viratek, among other things, sought an injunction enjoining Khan from effectuating a change in control of ICN and compensatory and punitive damages in the amount of $25,000,000.

      Khan filed a counterclaim on April 12, 1993, naming the then ICN directors and ICN, as a nominal defendant sued only in a derivative capacity.

      The counterclaim contains causes of action for slander, interference with economic relations, and a shareholders' derivative action for breach of fiduciary duties. Khan seeks compensatory damages for interest in an unspecified amount, and exemplary damages of $29,000,000.

      On May 13, 1993, following a four-day preliminary injunction hearing, the Court granted ICN and Viratek's motion for a preliminary injunction enjoining "Khan, directly or indirectly, or anyone acting on his behalf or with him, from seeking to effect a changeover of [ICN], by consent[, proxy solicitation,] or otherwise," and also ordered that "future [SEC] filings should be cleared with the plaintiff and with the Court before they are issued. . . ."

      On May 20, 1993, Khan moved in the United States Court of Appeals for the Second Circuit for a stay pending appeal. That motion was denied on the conditions that, pending decision on appeal, "[the ICN Companies] do not take any steps other than in the normal course of business" and "that the shareholders meeting shall be deferred." On August 24, 1993, the Appellate Court issued its opinion in which it (i) upheld all findings of fact made by the District Court, (ii) vacated the injunction to the extent it provided for a permanent bar against Khan that prohibited him from effecting a change in control of ICN and required Khan to pre-clear his SEC filings with ICN, and
(iii) upheld those partions of the injunction which prevented Khan from going forward with his attempt to effect a change in control of ICN unless and until he filed a 13(d) statement disclosing the existence of a group and filed corrective proxy materials.

      On September 29, 1993, ICN filed an amended complaint against Khan alleging, among other things, that Khan had violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the securities laws of the United States.

      On November 26, 1993, following the conclusion of the hearing and oral argument by counsel for the parties, the District Court granted the ICN Companies' fourth application for a preliminary injunction.

      The District Court denied Khan's request for a stay of the decision pending appeal to the Second Circuit but stayed the decision pending issuance of a written order.

      On December 10, 1993, the District Court issued a preliminary injunction (the "Second Preliminary Injunction") prohibiting Khan from proceeding with his efforts to replace the Board of Directors of the Company by solicitation of proxies or consents or by any other means until such time as Khan filed revised soliciting materials disclosing the District Court findings that
(a) Khan's testimony before the District was "untruthful" and "incredible";
(b) Khan was involved and participated in a scheme to obtain British Gas shares in a manner not permitted by British law; (c) Khan knew he was a subject of the criminal investigation by British law enforcement authorities at the time the criminal investigation began in 1986 or 1987 and has known it throughout his involvement with the Company and his attempts to take it over; (d) Khan participated in the illegal conduct that gave rise to the criminal investigation by British law enforcement authorities; (e) Khan was and is a subject of a criminal investigation by British law enforcement authorities;
(f) the British law enforcement authorities obtained and executed a search warrant on or about February 1987 for the search of a house in which Khan had an ownership interest in London, England; and (g) the District Court has made a reference to the United States Attorney's Office for the Southern district of New York to conduct a criminal investigation regarding Khan based on the evidence elicited at the November 1993 evidentiary hearing. The Second Preliminary Injunction also denied Khan's motion for a preliminary injunction without prejudice, held that proxies and consents obtained by Khan prior to corrective disclosure were null and void and ordered the Company to adjourn the stockholders meeting from December 15, 1993 to February 1, 1994.

      On February 1, 1994, the Company held its 1993 Annual Meeting of Shareholders. The Khan proposals were soundly defeated; the Company received over 90% of the votes cast.


      On December 22, 1993, Khan filed a notice of appeal from a prior injunction granted by the court, to the Court of Appeals for the Second Circuit. On March 13, 1994, that appeal was dismissed on the grounds that Khan had defaulted for failure to comply with the Court's scheduling order. Management believes that Khan's counterclaim is without merit and the Company intends to vigorously defend this matter.

      The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of ICN are as follows:

                                       YEAR
                                     COMMENCED
                                      SERVICE
                                        WITH
          NAME            AGE         COMPANY               POSITION
          ----            ---        ---------              --------
      Milan Panic         64           1960        Chairman of the Board, President,
                                                     Chief Executive Officer
      Adam Jerney         51           1973        Executive Vice President
      John Giordani       51           1986        Executive Vice President Finance
                                                     and Chief Financial Officer
      Bill A. MacDonald   46           1982        Executive Vice President Tax and
                                                     Corporate Development
      David C. Watt       41           1988        Senior Vice President, General
                                                     Counsel and Secretary

      Executive officers are elected annually and serve at the pleasure of the Board of Directors. Certain officers of ICN are also officers of Viratek, SPI and Biomedicals. The Company has adopted a charter provision which limits the monetary liability under certain circumstances of its directors and, as a matter of policy, enters into indemnification agreements with certain of its officers and directors to the full extent permitted under Delaware law.

      ICN has entered into Employment Agreements with certain senior executives of ICN and its subsidiaries, including certain employees of the Company. Mr. Milan Panic has an Employment Agreement with ICN which expires in November 1994. Messrs. Jerney, Giordani, Watt, and MacDonald have Employment Agreements which are intended to retain the services of these executives for continuity of management in the event of any actual or threatened change in control. Each agreement has an initial term of three years and is automatically extended for one year terms unless either the employee or the Company elects not to extend it.

      Mr. Panic is the founder of the Company and has been Chairman of the Board, President and Chief Executive Officer since the Company's inception in 1960, except he did not serve as President from October 16, 1979 to June 30, 1980. Mr. Panic is also Chairman of the Board and Chief Executive Officer of SPI, Biomedicals and Viratek. On July 14, 1992, Mr. Panic became Prime Minister of Yugoslavia and, with the approval of the Company's Board of Directors, took a leave of absence from all duties at the Company while retaining his title as Chairman of the Board. Mr. Panic, with the approval of the respective Boards of Directors of those companies, has taken similar leaves of absence from SPI, Viratek and Biomedicals. Mr. Panic and each of the companies, ICN, SPI, Viratek and Biomedicals, entered into an agreement providing for Mr. Panic's reemployment as Chief Executive Officer upon termination of the leave of absence. Under a license from the United States government, Mr. Panic, an American citizen, was permitted to serve as Prime Minister of Yugoslavia without violating applicable United States laws and regulations concerning sanctions imposed against the Federal Republic of Yugoslavia (Serbia and Montenegro). The license restricted Mr. Panic from engaging in any business with the Company and its affiliates. On March 4, 1993, Mr. Panic completed his service as Prime Minister and returned to the Company as President and Chief Executive Officer.

      Mr. Jerney is the Company's Executive Vice President. From July 14, 1992 through March 4, 1993, Mr. Jerney served as interim President and Chief Executive Officer during Mr. Panic's absence. He joined ICN in 1973 as Director of Marketing Research in Europe, and assumed the position of general manager of ICN Netherlands in 1975. In December 1978, he was appointed President of the European Pharmaceutical Group. In May 1981, he was elected Vice President-Operations and in March 1987, President of SPI. Prior to joining ICN he spent four years with F. Hoffmann-LaRoche & Company. Mr. Jerney's primary duties are as President of SPI. He devotes insubstantial time as an officer of the Company.

      Mr. Giordani is the Company's Executive Vice President--Finance and Chief Financial Officer. He is also Senior Vice President and Chief Financial Officer of Biomedicals and Vice President--Finance and Chief Financial Officer of Viratek. He joined the Company in June 1986 after serving as Vice President and Corporate Controller of Revlon, Inc. in New York, New York since February 1982. From 1978 until February 1982 he held Deputy and Assistant Corporate Controller positions with Revlon, Inc. He was with Peat, Marwick, Mitchell & Co. from 1969 to 1978. Mr. Giordani's primary duties are as Chief Financial Officer of the Company. The time devoted to Biomedicals and Viratek is insubstantial.

      Mr. MacDonald is the Company's Executive Vice President of Taxes and Corporate Development. He is also President of Biomedicals, effective March 18, 1993 which is currently his primary responsibility. He joined the Company in March 1982 as Director of Taxes, has been a Vice President since 1982 and Senior Vice President since 1982. From 1980 to 1982, he served as the Tax Manager of Pertec Computer Corporation. From 1973 to 1980, he was Tax Manager and Assistant Treasurer of Republic Corporation.


      Mr. Watt is the Company's Senior Vice President, General Counsel and Secretary. He joined the Company in March 1987 as Assistant General Counsel and Secretary. He was elected Vice-President--Law and Secretary in December 1988. In 1989, Mr. Watt became General Counsel and Secretary of SPI. In January 1992, Mr. Watt was promoted to Senior Vice President at ICN and SPI. From 1986 to 1987, he was President and Chief Executive Officer of Unitel Corporation. He also served as Executive Vice President and General Counsel and Secretary of Unitel during 1986. From 1983 to 1986, he served with ICA Mortgage Corporation as Vice President, General Counsel and Corporate Secretary. Prior to that time, he served with Central Savings Association as Assistant Vice President and Associate Counsel from 1981 to 1983 and as Assistant Vice President from 1980 to 1981. Mr. Watt's primary responsibilities are devoted to SPI. He devotes a portion of time to ICN and an insignificant amount of time to Viratek.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      The Common Stock is listed and traded on the New York Stock Exchange (Symbol: ICN) and the Pacific Stock Exchange. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated, as reported by the New York Stock Exchange--Composite Tape.

                                                             HIGH        LOW
                                                             ----        ---
  Calendar 1993
   First Quarter . . . . . . . . . . . . . . . . . . . . . $15 3/4    $ 5 7/8
   Second Quarter. . . . . . . . . . . . . . . . . . . . .  13 3/4      8 7/8
   Third Quarter . . . . . . . . . . . . . . . . . . . . .  12          7 5/8
   Fourth Quarter. . . . . . . . . . . . . . . . . . . . .  11 7/8      7 3/8

  Calendar 1992
   First Quarter . . . . . . . . . . . . . . . . . . . . . $25 3/8    $14 1/2
   Second Quarter. . . . . . . . . . . . . . . . . . . . .  15 7/8      9 3/4
   Third Quarter . . . . . . . . . . . . . . . . . . . . .  12 7/8      6 5/8
   Fourth Quarter. . . . . . . . . . . . . . . . . . . . .  10 1/4      5 3/4

  As of March 30, 1994, there were 5,383 record holders of the Company's Common Stock.

  The Company has never paid cash dividends on the Common Stock. The Company anticipates that for the foreseeable future its earnings, if any, will be retained for use in its business and no cash dividends will be paid on the Common Stock. The Board of Directors of the Company will continue to review its dividend policy, and the amount and timing of any future dividends will depend on profitability, the need to retain earnings for use in the development of its business and other factors.

  The Indentures pursuant to which the 12 7/8% Sinking Fund Debentures due July 15, 1998 (the "12 7/8% Debentures") and the 12 1/2% Senior Subordinated Debentures due in 1999 (the "12 1/2% Debentures") were issued, restrict the ability of ICN to declare cash dividends on, and to repurchase, shares of Common Stock and future issuances of Preferred Stock. Under the most restrictive provisions of the Indentures (related to the 12 7/8% Debentures) the Company may not pay dividends or make distributions on its stock (other than dividends or distributions payable solely in shares of its stock), or purchase, redeem or otherwise acquire or retire any of its stock or permit any of its publicly owned subsidiaries to purchase, redeem or otherwise acquire any of the Company's stock (a) if an event of default (as defined in the Indenture) exists under the Indenture, or (b) if, after giving effect thereto, the aggregate amount of all such dividends, distributions, purchases and payments declared or made after July 24, 1986 would exceed the sum of (i) 20% of the Company's consolidated net income (as defined in the Indenture) subsequent to May 31, 1986, (ii) the net proceeds to the Company from the issuance or sale after July 24, 1986, of any shares of its Common Stock and capital stock of its subsidiaries and of any convertible securities which have been converted into its Common Stock, and (iii) $10,000,000.

ITEM  6.  SELECTED FINANCIAL DATA

  The following table sets forth certain selected consolidated financial data for the years ended December 31, 1993, 1992 and 1991, the one month ended December 31, 1990, and for each of the years in the two-year period ended November 30, 1990. The financial information set forth below should be read in conjunction with, and is qualified in its entirety by, the detailed information and financial statements contained elsewhere in this Form 10-K (in thousands, except per share data).

                                                              ONE
                                       YEAR ENDED            MONTH
                        ----------------------------------   ENDED
                                       DECEMBER 31,          DEC 31,   YEAR ENDED NOVEMBER 30,
                        ----------------------------------  --------  ------------------------
                         1993(1)        1992       1991(2)   1990(3)       1990          1989
                         -------        ----       -------   -------       ----          ----
STATEMENT OF OPERATIONS
  DATA:
Net sales. . . . . . .  $ 62,556     $551,766     $460,365   $14,944     $271,975      $185,489
Cost of sales. . . . .    27,631      253,596      225,234     7,596      121,628        80,520
                        --------     --------     --------   -------     --------      --------
Gross profit . . . . .    34,925      298,170      235,131     7,348      150,347       104,969
Selling, general and
  administrative
  expenses . . . . . .    43,690      224,235      152,947     7,592      108,178        80,584
Research and
  development costs. .     5,571       10,718        6,588       407        5,048        14,322
Write-off of goodwill.        --       15,362           --        --           --        56,551
Equity earnings in SPI   (11,646)          --           --        --           --            --
Gains on sales of
  subsidiaries stock .    (8,345)     (37,744)     (29,797)       --           --            --
Translation and exchange
  (gains) losses, net.    (1,292)      21,648        4,517        --       14,020            --
Interest expense, net.    18,962       25,563       34,321     2,507       27,075        17,524
Other expense, net(4).     1,079       15,187       29,479     1,006       11,518        26,922
Restructuring costs (5)       --       63,032        6,087        --           --            --
Unrealized (gains)
  losses on marketable
  securities . . . . .      (200)         446         (475)       --          614        (4,425)
Provision (benefit) for
  income taxes. . . . .     (474)       9,967        6,574      (394)       6,860         2,086
Minority interests . .      (523)      14,558       19,035      (336)       3,709        (1,898)
Income (loss) before
  extraordinary income   (11,897)     (64,802)       5,855    (3,434)     (26,675)      (86,697)
Extraordinary income .       627           --           --        --           --
Net income (loss). . .   (11,270)     (64,802)       5,855    (3,434)     (22,445)      (81,961)
Per share information:
Income (loss) before
  extraordinary incom       (.60)       (4.67)         .40      (.29)       (2.28)        (6.36)
Extraordinary income.        .03           --           --        --           --            --
Net income (loss)
  applicable to common
  stockholders . . . .      (.57)       (4.67)         .40      (.29)       (1.92)        (6.01)
Weighted average common
  stock outstanding and
  dilutive common stock
  equivalents. . . . .    19,813       14,010       12,829    11,707       11,776        13,683

BALANCE SHEET DATA (IN THOUSANDS):

                                         As of December 31,                 As of November 30,
                         ---------------------------------------------    -----------------------
                         1993(1)     1992(1)         1991        1990         1990        1989
                         -------     -------         ----        ----         ----        ----
Total assets            $207,856    $223,568      $575,086    $402,975     $408,214     $436,439
Working capital (6)       29,627       5,597       123,301      47,034       46,844       94,155
Long-term debt, less
  current maturities     139,047     160,011       188,587     217,130      217,863      240,430
Stockholders' equity
  (deficit)                4,020     (21,757)       16,456       8,094       12,082       33,226


(1) As a result of the decline in ICN's percentage of ownership in SPI, the balance sheet of SPI was deconsolidated, effective December 31, 1992, and the investment is included as a long-term investment accounted for using the equity method of accounting. Results of operations of SPI are included for the entire 1992 year as ICN's ownership fell below 50% in December of 1992. See Note 17 of Notes to Consolidated Financial Statements.

(2) Includes the results of Galenika, a subsidiary of SPI, from the effective date of acquisition.

(3) The Company changed its fiscal year end from November 30 to December 31, effective December 31,1991. For financial statement purposes, the Company's separate results of operations for the monthof December 1990 are not reflected in the Statement of Operations but have been charged directly to retained earnings.

(4)   See Note 11 of Notes to Consolidated Financial Statements for details.

(5)   See Note 14 of Notes to Consolidated Financial Statements for details.

(6) Includes, in 1993, $17,698,000 of cash and certificates of deposit which is to be used exclusively Viratek for research and development and its general working capital requirements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION

INTRODUCTION

      Effective December 31, 1992, ICN's ownership percentage of SPI fell below 50% resulting in the deconsolidation of SPI in the Company's consolidated financial statements effective as of December 31, 1992. The investment in SPI is currently accounted for using the equity method of accounting. The prior year results of operations have not been restated. Unless otherwise indicated, all references in this Management's Discussion to 1992 and 1991 include the consolidated results of operations of SPI.

      The Company has reported net losses for 1993 and 1992 of $11,270,000 and $64,802,000, respectively, and net income for 1991 of $5,855,000. The loss in 1993 was lower than in 1992 primarily as a result of the absence of a restructuring charge in 1993. The net loss in 1992 compared to net income in 1991 was primarily due to restructuring charges of $63,032,000 in 1992, related to the write-off of intangibles associated with Flow and other acquisitions and other charges associated with the Biomedicals restructuring, including the increase in 1992 over 1991 of foreign translation losses of $17,131,000.

RESULTS OF OPERATION--1993, 1992 AND 1991

      Following are the 1993 results of operations and a proforma ICN statement of operations for 1992 as if SPI had been accounted for using the equity method of accounting (000's omitted):

                                              1993               1992
                                              ----               ----
      Net sales                              62,556            $78,328
      Cost of sales                          27,631             44,851
                                           --------            -------
      Gross profit                           34,925             33,477

      Selling, general and
        administrative expenses              43,690             53,859
      Restructuring costs                        --             63,032
      Research and development costs          5,571              2,882
      Interest expense, net                  18,962             22,776
      Translation and exchange gains         (1,292)            (3,391)
      Equity in earnings of SPI             (11,646)           (20,773)
      Gains on sale of subsidiaries
        common stock owned by ICN            (8,345)           (37,744)
      Write off of goodwill                      --             15,362
      Other expense, net                        879             13,552
                                           --------            -------
      Loss before income taxes, minority
        interest and extraordinary income   (12,894)          (76,078)
      Provision (benefit) for income taxes     (474)              872
      Minority interest                        (523)          (12,148)
      Extraordinary income                      627                --
                                           --------          --------
      Net loss                             $(11,270)         $(64,802)
                                           ========          ========

      The following discussions of the results of operations gives effect to the deconsolidation of SPI as if it had occurred at January 1, 1992.

    Pharmaceuticals Group

      Net royalties from the sales of Virazole by SPI were $5,903,000 for the year 1993 compared to $5,448,000 for the year 1992. The increase in royalty income was due to increased sales in Mexico resulting from the introduction of ribavirin creme used for the treatment of herpes and additional marketing efforts by SPI in 1993, which included offering volume discounts.

      The equity in earnings of SPI decreased to $11,646,000 in 1993 compared to $20,773,000 in 1992. This reduction was due to a reduction in SPI's net income in 1993 compared to 1992 of $12,993,000 coupled with a reduction in the Company's ownership interest in SPI, 48% at December 31, 1992 compared to 39% at December 31, 1993.

      The reduction in the net income of SPI in 1993 was primarily due to lower results at Galenika. The income before provision for income taxes and minority interest of Galenika was $310,000 in 1993 compared to $38,518,000 in 1992. The United Nations sanctions on Yugoslavia and price controls imposed by the Yugoslavian government have impacted the sales at Galenika, both in terms of a decrease in unit sales and a change in product mix. Additionally, sales have been adversely impacted by inflation and by larger and more frequent devaluations in 1993 compared to the prior year. The raw materials that Galenika imports are primarily used in the production of drugs. Due to shortages of these materials, Galenika has shifted its production and sales efforts to its veterinary and parapharmaceutical product lines. For the year ended December 31, 1993, sales of drugs represented 73% of Galenika total sales compared to 81% in the prior year. Additionally, cost of sales and other expenses at Galenika have increased as a percentage of sales due to the impact of price controls in Yugoslavia, higher labor costs and hyperinflation.

      Consolidated net sales for 1992 rose to $476,118,000, an increase of $111,760,000, or 31% over 1991. The majority of this increase, $101,121,000 was due to a full year of operations for Galenika, a 75% owned Yugoslav subsidiary of SPI ("Galenika"), compared to only eight months results of operations in 1991.

      During 1991 and the first half of 1992, Galenika was able to increase its prices in anticipation of inflation and currency devaluations, resulting in higher sales levels when compared to the levels of inflation in Yugoslavia. Thus, during this period, Galenika sales on a dollar basis were not significantly impacted. However, beginning in the second half of 1992, sales at Galenika have been somewhat depressed due to the effects of sanctions and price controls in Yugoslavia. See Note 17 of Notes to Consolidated Financial Statements.

      During 1992, most of SPI's subsidiaries recorded improved sales over the prior year. Sales in Mexico increased $6,963,000 or 17% compared to 1991, primarily resulting from improved sales of injectable vitamins, Bedoyecta and other key products. Sales in Spain increased $3,526,000 or 16% compared to 1991, due primarily to the introduction of new product lines.

      Gross profit as a percentage of SPI net sales increased to 56% in 1992 from 52% in 1991. While SPI experienced gross profit increases in all of its major subsidiaries, the largest increase was recorded at Galenika whose gross profit increased to 53% in 1992 from 47% in 1991. The 1991 Galenika gross profit was adversely impacted by the increase in cost of sales resulting from a purchase accounting adjustment to inventory. Without this item, Galenika's gross profit percentage remained constant in 1992 and 1991 at 53%. Excluding the results of Galenika, the gross profit increased to 62% in 1992 from 60% in 1991 due primarily from improved product mix resulting from increased Virazole(R) sales.

  Biomedicals Group

      Introduction. At the time of the 1989 acquisition of Flow Laboratories, Inc. and Flow Laboratories B.V., together with their respective subsidiaries ("Flow"), Biomedicals believed that the distribution outlets acquired would substantially increase Biomedicals' ability to compete in international markets where it had no significant direct representation. Following the acquisition, Biomedicals attempted to centralize the European marketing and distribution, discontinue certain low margin product lines and shut down excess manufacturing and distribution facilities. These efforts continued in 1992, at which time Biomedicals completed a major restructuring plan. (See Restructuring Costs and Special Charges, below).

      During the latter part of 1992 and throughout 1993, Biomedicals realigned its European operations including the distribution network and manufacturing, resulting in reductions in selling, general and administrative costs. Integration of Biomedicals' higher margin "core" product lines and elimination of lower gross margin products have contributed to the increase in the overall gross profit margins; however, such actions have not fully mitigated the continuing decline in European sales. Biomedicals' North American sales have remained stable.

      Biomedicals is actively working on the introduction of new products, primarily related to its diagnostic and instrumentation product lines and will be introducing its Dosimetry product line in Europe and Canada. Biomedicals expects these strategies to contribute to increased sales in 1994 and beyond. Absent improvements in the 1994 European operating results, Biomedicals will need to reassess its business strategy and prospects for its European business.

      Net Sales.  Net sales were $59,076,000, $75,648,000, and $96,007,000 in
1993, 1992 and 1991, respectively. Net sales were 22% lower in 1993 than in 1992 and 22% lower in 1992 than in 1991. The continuing decline in sales can be attributed primarily to Biomedicals' European operations. This declining trend is due to a variety of factors including the transition from a marketing effort focused on an agency/distributor network to one based upon catalog distribution, discontinuance of low gross profit margin product lines, competitive pressures, delays in getting new products to markets, and a continuing weakness in government funding for capital equipment purchases.

      Cost of Sales. Product cost as a percentage of sales decreased to 47% in 1993 from 59% in 1992 and 54% in 1991. The decrease in product costs in 1993 reflects actions taken by Biomedicals to reduce costs beginning in the latter part of 1992, as discussed further in Restructuring Costs and Special Charges, below. Additionally during 1993, high cost products with lower margins were eliminated, certain production facilities were consolidated or sold, other excess manufacturing facilities were closed down and Biomedicals continued to focus on improving purchasing and manufacturing processes. The increase in product costs in 1992 as compared to 1991 is the result of a writedown of slow moving inventory due to lower than anticipated sales volume. In addition during 1992, the Biomedicals' production facilities and warehousing costs were spread over a reduced sales volume thereby increasing cost of sales as a percentage of sales.

      Gross Profit. Gross profit as a percentage of sales was 53%, 41% and 46% in 1993, 1992 and 1991, respectively. Actions taken by Biomedicals in 1992, as described above, resulted in an increase in gross profit as a percentage of sales during 1993. The impact of declining sales increasing product costs, and a writedown of slow moving inventory, as described above, reduced gross profit in 1992 as compared to 1991.


      Restructuring Costs and Special Charges.   During 1991, Biomedicals
initiated a restructuring program designed to reduce cost and improve operating efficiencies. Accordingly, restructuring costs of $6,087,000 were recorded in 1991. The program included, among other items, the consolidation, relocation and closure of certain manufacturing and distribution facilities, primarily in Milan, Italy and Costa Mesa, California. Those measures, including a fifteen percent reduction in work force, were initiated in 1991 and continued through 1992.


      Biomedicals' sales continued to decline during the first three quarters of 1992 over the same periods in 1991 despite the restructuring program initiated in 1991. The significant decreases were primarily due to operations in

Italy and other European subsidiaries acquired as part of the Flow acquisition. A further decline in sales of 19.3% or $4,009,000, occurred in the fourth quarter of 1992 compared to the fourth quarter of 1991.

      In prior years and the first three quarters of 1992, recoverability of goodwill associated with the Flow acquisition was focused, to a major extent, on the European operations, as Biomedicals had only a limited presence in Europe prior to the Flow acquisition. Biomedicals used the expected operating income of the European operations in evaluating the recoverability of the Flow goodwill.

      During the fourth quarter of 1992, as a result of the continuing decline in sales and other factors, Biomedicals reassessed its business plan and prospects for 1993 and beyond which included, among other things, the decision to sell the last remaining major European manufacturing facility and to restructure the previously acquired distribution network and European
operations in line with the revised sales estimates.   Consequently, based upon
the continuing decline in European revenue and profitability relating to Flow, Flow facility closures and an ineffective distribution network, Biomedicals' management concluded that there was no current or expected future benefit associated from the Flow acquisition. Accordingly, Biomedicals wrote off the goodwill and other intangibles, primarily from the Flow acquisition, in the amount of $37,714,000.

      In addition, Biomedicals determined that future benefit could be realized if the distribution activities in Irvine, Scotland, Brussels, Belgium, Cleveland, Ohio, and Horsham, Pennsylvania, were consolidated with other distribution centers in Europe and the U.S., as these operations did not support the costs of maintaining separate facilities. Estimated costs associated with this consolidation effort were included in lease termination costs of $1,434,000, employee termination costs of $1,961,000, facility shut down costs of $357,000 and writedowns to net realizable value totalling $1,106,000 of facilities held for disposition.

      The Irvine, Scotland facility was vacated in March 1993 and subsequently sold for a gain of $278,000. During the first quarter of 1993, the Horsham, Pennsylvania and Cleveland, Ohio facilities moved to Aurora, Ohio.

      Additionally, Biomedicals reviewed the ability of the Flow product lines to be effectively integrated into Biomedicals' "core" product lines and vice versa. As a result, it was concluded that Flow's distribution network, product lines and business operations were not effectively integrated into Biomedicals' global strategy. Low margin product lines such as cell biology and instruments had become technologically obsolete given the other competitive products on the market. As sales continued to decline the amount of slow moving and potentially obsolete inventory increased. Accordingly, Biomedicals recorded a provision for abnormal writedowns of inventory to estimated realizable value of $9,924,000 and discontinued products of $3,377,000.

      In addition, Biomedicals determined that the unamortized costs of the catalog marketing program would not be recovered within a reasonable period of time, therefore, it was determined that costs totaling $6,659,000 were written off in the fourth quarter of 1992. Despite the general shortfall in catalog related sales, the catalog marketing approach has firmly established Biomedicals' "core" products in the European and Asian-Pacific markets. During 1993, Biomedicals' strategy to redefine the form and use of the catalog to specifically customer focused or "product-line" catalogs is believed to be more effective in light of current market conditions. Additionally, radiochemical and cell biology "mini" catalogs have been developed. During 1993 and 1994 Biomedicals will continue to use general catalogs and associated direct mail programs for sales activities in biochemical, enzyme immunobiological products and reagents for electrophoresis, but with more focus on product movement and customer needs. The diagnostic instrument and reagent lines will be promoted by media advertising and direct sales activities.

      Diagnostic product development activities are organized to provide an enhanced range of non-isotopic tests, complimenting the existing radio-immuno assays and microplate instrumentation. Biomedicals intends to remain a leader in neonatal screening, and a significant supplier of endocrinology assay kits, test reagents, and infectious disease diagnostics.

The Company

      Selling, general and administrative expenses. Selling, general and administrative expenses were $43,690,000 (70% of net sales), $224,235,000 (41% of net sales), and $152,947,000 (33% of net sales) for 1993, 1992 and 1991, respectively. Selling, general and administrative expenses (not including SPI) decreased from $53,859,000 in 1992 to $43,690,000 in 1993. The decrease reflects Biomedicals' efforts to reduce expenses through consolidation of operations and distribution centers and cost controls. This was partially offset by the increased legal costs in defense of the consolidated class action suit and costs associated with the proxy fight initiated in 1993. The increased expenses for 1992 (including SPI) compared to 1991 were primarily a result of provisions for doubtful accounts of $48,279,000 (described below) and termination of employees and early retirement costs at Galenika of $21,065,000. Excluding these provisions, selling, general and administrative costs in 1992 were 28% of net sales. This decrease is primarily due to the lower selling costs and wages at Galenika.

      In hyperinflationary countries such as Yugoslavia, a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. After a devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect credit risk or difficulties in collecting receivables. In 1992, general and administrative expenses increased significantly due primarily to provisions for doubtful accounts at Galenika of $48,279,000. The reduction of the accounts receivable allowance from devaluations resulted in a translation gain of $40,191,000 resulting in a net expense from bad debts and bad debt translation gain of $8,088,000.

      Research and development costs. Research and development costs were $5,571,000, $10,718,000, and $6,588,000 for 1993, 1992 and 1991, respectively.
Research and development costs increased from $2,882,000 (not including SPI) in 1992 to $5,571,000 in 1993. The increase relates to the higher costs incurred for the hepatitis C clinical trials during 1993 and the additional research and development activities which involve a new pharmaceutical discovery program aimed at developing therapeutic drugs to inhibit disease-causing genes. Research and development costs rose in 1992 (including SPI) compared to 1991 due to expanded research at Galenika and, in 1992, the phase III clinical trials of Viratek relating to hepatitis C.

      Write-off of goodwill. During 1992, based upon the continuing evaluation of the carrying value of goodwill, the Company made the determination to write off pre November 1970 goodwill, relating primarily to Biomedicals, of $12,062,000. In addition, as a result of the continuing decline in sales at Biomedicals, the Company made the determination to write off $3,300,000 of goodwill relating to purchased subsidiaries.

      Gain on Sales of Subsidiaries Stock. During 1993, the Company sold 1,618,200 shares of SPI's common stock and 272,500 shares of Viratek common stock for an aggregate sales price of $19,995,000 and $3,325,000, respectively, in open market and privately negotiated transactions resulted in a gain of $8,345,000. During 1992, the Company sold 1,890,000 shares of SPI's common stock and 348,000 shares of Viratek common stock for an aggregate sales price of $44,608,000 and $5,243,000, respectively, in open market and privately negotiated transactions which resulted in a gain of $37,744,000. During 1991, the Company sold 2,978,250 shares of SPI's common stock and 200,000 shares of Viratek common stock for an aggregate sales price of $50,863,000 and $2,790,000, respectively in open market and privately negotiated transactions which resulted in a gain of $29,797,000.

      Translation and exchange (gains) losses, net. Translation (gains) losses, net were $(1,292,000), $21,648,000 and $4,517,000 in 1993, 1992 and
1991, respectively. Translation and exchange gains were $1,292,000 in 1993 compared to $3,391,000 (without SPI) in 1992. The decrease is due primarily from the company's conversion of Swiss Franc, Dutch Guilder and ECU debt. During 1992, translation and exchange losses, net (including SPI) increased $17,131,000 over 1991 due to Galenika, a subsidiary of SPI, operating in a highly inflationary economy, coupled with reductions in the level of hard currency as a result of sanctions and the current political and economic unrest.

      Interest income and expense.

                                           1993                1992               1991
      Interest income. . . . .         $(  627,000)        $(6,844,000)       $(1,550,000)
      Interest expense . . . .          19,589,000          32,407,000         35,871,000
                                       -----------         -----------        -----------
      Interest expense, net. .         $18,962,000         $25,563,000        $34,321,000
                                       ===========         ===========        ===========

      Interest expense decreased from $23,406,000 (not including SPI) in 1992 to $19,589,000 in 1993. The decrease resulted from a reduced level of outstanding debt. Interest expense, remained fairly constant between 1992 and 1991 (including SPI) as a result of a decrease in debt at ICN and Biomedicals offset by an increase in debt at SPI. Interest income (not including SPI) in 1992 was $630,000 which was consistent with 1993. Interest income increased in 1992 from 1991 (including SPI) due primarily to Galenika's cash on deposit outside of Yugoslavia.

      Extraordinary Income. During the second quarter of 1993, Biomedicals' Italian operation negotiated settlements with certain of its suppliers and banks resulting in an extraordinary income of $627,000 or $.03 per share.

      Other, net. A summary of other (income) and expense is as follows (1992 and 1991 includes SPI):

                                           1993                1992               1991

Realized (gains) losses from sale of
  marketable securities, net             $ (139,000)        $(228,000)          $  354,000
Amortization of goodwill . . . . . . .    2,102,000         4,216,000            3,944,000
Litigation settlements . . . . . . . .           --         1,247,000            7,143,000
Write-down of assets and intangibles .           --         2,000,000                   --
Write-off of prepaid royalties . . . .           --                --            1,503,000
Write-downs and other costs for
  domestic nutrition group . . . . . .           --                --           10,878,000
Facility relocation expenses in
  Spain. . . . . . . . . . . . . . . .           --                --            2,198,000
Gain on lease termination. . . . . . .     (938,000)               --                   --
Favorable settlement of a foreign
  non-income tax related tax
  dispute and accrued liabilities. . .   (1,680,000)               --                   --
License fees . . . . . . . . . . . . .           --         2,187,000                   --
Lease vacancy costs. . . . . . . . . .    1,436,000                --                   --
Other, net . . . . . . . . . . . . . .      298,000         5,765,000            3,459,000
                                        -----------       -----------          -----------
Other expense, net . . . . . . . . . .  $ 1,079,000       $15,187,000          $29,479,000
                                        ===========       ===========          ===========

      Litigation. Litigation settlement costs were $1,247,000 in 1992 and $7,143,000 in 1991. The 1992 costs relate to the Baylor College of Medicine arbitration award of $466,000 and additional costs of the Delagrange award. The 1991 charge is attributed to the Delagrange arbitration award against the Company of $7,143,000.

      Write-Down of Assets. The Company consolidated certain of its operations which resulted in the Company having several idle facilities which the Company intends to sell. The facilities have been written down to their estimated net realizable value which resulted in a charge to operations of $1,000,000 in 1992. In addition, in 1992 due to declining sales relating to Brown Pharmaceutical products the Company wrote off $1,000,000 relating to the Brown Trademark.

      Write-downs and Other Costs for Domestic Nutritional Group. During 1991 the Company continued to reassess its domestic nutritional business, which had a sales decline of 78% from 1988 to 1991. As a result, SPI wrote off $10,878,000 of assets, principally goodwill and intangibles.

      Gain on Lease Termination. During 1993, Biomedicals' Italian operation realized a gain of $938,000 on the favorable termination of certain leasing contracts.

      Favorable Settlement of a Foreign Non-Income Tax Related Tax Dispute and Accrued Liabilities. During 1993, Biomedicals recognized a gain of $430,000 representing a favorable settlement of a foreign non-income tax related tax dispute and a gain of $1,250,000 relating to certain liabilities accrued during 1992 which were settled for less than the original estimate.

      Lease Vacancy Costs. During 1993, Biomedicals vacated its High Wycombe facility in England and moved to a facility more suitable to Biomedicals' operating needs in Thames, England. Biomedicals pursued various subleasing agreements for which none were consummated as of December 31, 1993. Consequently, Biomedicals accrued approximately $1,200,000 which represents management's best estimate of the net present value of future leasing costs to be incurred for High Wycombe. During 1993, Biomedicals expensed an additional $236,000 of leasing costs related to High Wycombe.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

      Cash and marketable securities. At December 31, 1993 and 1992, the Company had cash, including restricted cash, certificates of deposit, and marketable securities of $24,170,000 and $2,622,000, respectively, included in current assets. Included in cash at December 31, 1993 is $17,698,000 which is to be used exclusively by Viratek for research and development and its general working capital requirements. In addition, included in non-current assets at December 31, 1993 and 1992, respectively, are investments in non-current marketable securities of $201,000 and $198,000. At December 31, 1993, the Company had $5,823,000 of margin borrowings collateralized by stock of the Company's subsidiaries owned by ICN.

      During 1993, ICN sold 1,618,200 shares of SPI common stock for an aggregate sales price of $19,995,000. During 1992, ICN sold 690,400 shares of its SPI common stock and Galenika sold 1,200,000 shares of SPI common stock, transferred in 1991, for an aggregate sales price of $44,608,000, resulting in a net gain to ICN of $32,952,000. During 1993 and 1992, ICN sold 272,500 and 348,000 shares of Viratek common stock for an aggregate sales price of $3,324,000 and $5,243,000, respectively, resulting in a gain of $2,647,000 and $4,792,000, respectively.

      In February 1993, Viratek successfully completed an offering in which it sold 1,375,000 units for net proceeds of $8,897,000. Each unit consisted of one share of common stock and one warrant to purchase one unit of common stock at $10.075. In March 1993, the underwriters exercised their option to purchase the overallotment (206,250 units) in connection with the public offering for net proceeds of $1,368,000. The warrants became separately transferable on July 29, 1993 and were exercisable until August 30, 1993 and redeemable by the Company on August 31, 1993 at $.05 per warrant, if not previously exercised. Of the total outstanding warrants, 1,366,642 were exercised resulting in net proceeds to the Company of $13,472,000. Viratek intends to use the net proceeds for research and development activities to fund phase III clinical trials and related project costs to evaluate Virazole in the treatment of hepatitis C and to continue development of certain other anti-cancer and immune-stimulatory compounds of which $7,485,000 has been spent through December 31, 1993, respectively. The balance of the net proceeds will be used for additional research and development activities and general working capital purposes. The additional research and development involves a new pharmaceutical discovery program aimed at developing therapeutic drugs to inhibit disease-causing genes. This research activity, which involves 15 new scientists, is based on antisense technology and is focused on designing new pharmaceuticals to combat cancer, viral diseases and skin disorders.

      During 1993 and 1992, the Company issued 3,000,000 and 4,198,000 shares of its common stock for net proceeds of $21,861,000 and $30,608,000, respectively.

      During 1993 and 1992, the Company received cash payments from SPI totalling $13,662,000 and $14,987,000, respectively.

     During 1993, the Company's primary uses of cash were for the reduction of long-term debt ($32,087,000), interest on its publicly traded debt ($15,628,000), legal and proxy fight expenses ($7,136,000), payments to Biomedicals ($6,783,000), representing Biomedicals operating cash deficiency and Viratek's research and development costs discussed above.

     During 1994, the Company anticipates meeting its cash requirements through royalty payments on the sales of ribavirin by SPI, dividends from SPI and collection of the advances due from SPI and the remainder through the use as collateral or additional sales of its common stock or common stock of its subsidiaries or equity investment in order to meet its short term cash requirements or other corporate goals. Management believes that these proceeds, will be sufficient to meet its operating needs during 1994.

      Capital Expenditures. Capital expenditures for property, plant and equipment totaled $2,548,000 in 1993, $12,554,000 (including SPI) in 1992, and $21,046,000 (including SPI) in 1991. The expenditures in 1992 primarily relate to facility improvements of $2,556,000 at Galenika and facility expansion of $4,700,000 at SPI's Mexican subsidiary. The expenditures in 1991 are primarily related to the purchase and improvement of SPI's facility in Spain. The Company does not expect significant capital expenditures through the end of 1994.

      Taxes. The Company has not been required to pay regular federal income taxes in recent years due to the availability of tax loss carryforwards. However, in 1992, the Company was required to pay alternative minimum tax (AMT) due to limitations on the utilization of net operating loss (NOL) carryforwards for AMT purposes. The Company files its federal tax return on a stand-alone basis. In prior years, the Company filed on a consolidated basis with its subsidiaries until the following dates:

                                 1992           1991
                                 ----           ----
      SPI                        --          Until 8-13-91
      Biomedicals                --              --
      Viratek               Until 2-1-92      Entire year

      Product Liability Insurance. In December 1985, after reviewing costs, availability and related factors, management decided not to continue to maintain product liability insurance in the United States subsequent to that time. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance. See "Item 3. Legal Proceedings."


INFLATION AND CHANGING PRICES

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and other restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations.


FOREIGN CURRENCY TRANSLATION

      The Company's Consolidated Statements of Operations reflect translation (gains) losses of $(915,000), $21,648,000, and $4,517,0000, in 1993, 1992 and
1991 which are a result of the Company's foreign currency denominated borrowings and investments and relative changes in the value of the U.S. Dollar versus the Swiss Franc, West German Mark, British Pound, Dutch Guilder, Finland Markka, and European Currency Unit in 1993. In addition to these currencies, 1992 and 1991 included the translation effects of the Yugoslavian Dinar.

ACCOUNTING PRONOUNCEMENTS

      During November 1992, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for employers who provide benefits to former or inactive employees after employment but before retirement, SFAS No. 112 ("Employers' Accounting for Postemployment Benefits") which must be implemented for fiscal years beginning after December 15, 1993. This standard is not applicable to the Company as it does not offer benefits after employment but before retirement.

      During May 1993, the FASB issued a new accounting standard for accounting for investments, SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"), which must be implemented for fiscal years beginning after December 15, 1993. This standard is currently not applicable to the Company as they do not have debt or equity securities as defined in SFAS No. 115.

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Following is a summary of quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands, except per share amounts):


                                                       1993
                                     ------------------------------------------
                                      FIRST      SECOND       THIRD     FOURTH
                                     QUARTER     QUARTER     QUARTER    QUARTER
                                     -------     -------     -------    -------
Net sales. . . . . . . . . . . .     $16,632     $15,723     $15,815    $14,386
Gross profit . . . . . . . . . .       9,256       8,766       9,307      7,596
Income (loss) before
  extraordinary income . . . . .       1,063      (3,593)     (2,343)    (7,024)
Extraordinary income . . . . . .          --         627          --         --
                                     -------     -------     -------    -------
Net income (loss). . . . . . . .       1,063      (2,966)     (2,343)    (7,024)
                                     =======     =======     =======    =======
Per share information:
  Income (loss) before
    extraordinary income . . . .         .06        (.18)       (.11)      (.34)
  Extraordinary income . . . . .          --         .03          --         --
                                     -------     -------     -------    -------
  Net income (loss). . . . . . .     $   .06     $  (.15)    $  (.11)   $  (.34)
                                     =======     =======     =======    =======




                                                               1992
                                     ----------------------------------------
                                      FIRST     SECOND      THIRD     FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER
                                     -------    -------    -------    -------
Net sales. . . . . . . . . . . .    $142,328   $170,136   $113,003   $126,299
Gross profit . . . . . . . . . .      74,120     93,403     64,326     66,321
Net income (loss) (1). . . . . .       6,590      3,206     (9,652)   (64,946)
                                    --------   --------   --------   --------
Per share information:
  Net income (loss). . . . . . .    $    .46   $    .21   $   (.69)  $  (4.03)
                                    ========   ========   ========   ========





(1) Includes a pre-tax restructuring charge of $63,032,000 in the fourth quarter 1992.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                               DECEMBER 31, 1993
                                                                         PAGE
                                                                         ----
REGISTRANT:

Report of independent auditor. . . . . . . . . . . . . . . . . . . . . . .34
Financial Statements:
Consolidated balance sheets at December 31, 1993 and 1992  . . . . . . . .35
For the years ended December 31, 1993, 1992 and 1991:
  Consolidated statements of operations. . . . . . . . . . . . . . . . . .36
  Consolidated statements of stockholders' equity (deficit). . . . . . . .37
  Consolidated statements of cash flows. . . . . . . . . . . . . . . . . .38
  Notes to consolidated financial statements . . . . . . . . . . . . . . .39

Schedules supporting the financial statements for the years ended
  December 31, 1993, 1992 and 1991:
  III  -- Condensed Financial Information of Parent Company. . . . . . . .74
  VIII -- Valuation and qualifying accounts. . . . . . . . . . . . . . . .78
  IX   -- Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .79
  X    -- Supplementary income statement information . . . . . . . . . . .80

      All other schedules are not submitted because either they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

SEPARATE FINANCIAL STATEMENTS OF 50 PERCENT OR LESS OWNED COMPANY:

Report of Independent auditor. . . . . . . . . . . . . . . . . . . . . . .81
Financial Statements:
Consolidated balance sheets at December 31, 1993 and 1992. . . . . . . . .82
For the years ended December 31, 1993, 1992 and 1991:
  Consolidated statements of income. . . . . . . . . . . . . . . . . . . .83
  Consolidated statements of stockholders' equity. . . . . . . . . . . . .84
  Consolidated statements of cash flows. . . . . . . . . . . . . . . . . .85
  Notes to consolidated financial statements . . . . . . . . . . . . . . .86

Schedules supporting the financial statements for the years ended
  December 31, 1993, 1992 and 1991:

         I  --  Marketable Securities . . . . . . . . . . . . . . . . . .106
      VIII  --  Valuation and qualifying accounts. . . . . . . . . . . . .107
        IX  --  Short-term borrowings. . . . . . . . . . . . . . . . . . .108
         X  --  Supplementary income statement information . . . . . . . .109

      All other schedules are not submitted because they are not applicable, not required or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To ICN Pharmaceuticals, Inc.:

We have audited the consolidated financial statements and the financial statement schedules of ICN Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries listed on the index on page 33 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has had certain transactions with its majority owned subsidiaries and affiliates as more fully described in Notes 2, 3, 4, 5 and 6 to the consolidated financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICN Pharmaceuticals, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1, effective December 31, 1992, the Company changed to the equity method of accounting for a previously consolidated subsidiary.




                                          COOPERS & LYBRAND

Los Angeles, California
March 30, 1994

                           ICN PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992

                                     ASSETS

                                                                        1992
                                                                        ----
                                                       1993        (Note 1 and 17)
                                                       ----        ---------------
Current assets:
Cash   . . . . . . . . . . . . . . . . . . . . . . .  $14,652,000    $2,333,000
Restricted cash. . . . . . . . . . . . . . . . . . .    1,518,000       262,000
Certificates of deposit. . . . . . . . . . . . . . .    8,000,000            --
Receivables, less allowances of $2,400,000
  in 1993 and $3,353,000 in 1992 . . . . . . . . . .   12,122,000    18,620,000
Receivables from SPI . . . . . . . . . . . . . . . .   18,313,000    20,160,000
Other receivables. . . . . . . . . . . . . . . . . .           --     8,704,000
Inventories, net . . . . . . . . . . . . . . . . . .   15,601,000    13,499,000
Prepaid expenses and other current assets. . . . . .    4,479,000    15,366,000
                                                     ------------   -----------
      Total current assets . . . . . . . . . . . . .   74,685,000    78,944,000
Property, plant and equipment, net, at cost. . . . .   36,243,000    34,113,000
Receivables from SPI, less current portion . . . . .           --    10,273,000
Marketable securities. . . . . . . . . . . . . . . .      201,000       198,000
Investment in SPI. . . . . . . . . . . . . . . . . .   71,671,000    72,569,000
Investment in other equity securities. . . . . . . .    4,230,000     4,273,000
Other assets and deferred charges. . . . . . . . . .    7,594,000     9,607,000
Goodwill related to purchased businesses . . . . . .    2,580,000     2,933,000
Goodwill related to publicly traded subsidiaries . .   10,652,000    10,658,000
                                                     ------------  ------------
                                                     $207,856,000  $223,568,000
                                                     ============  ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable. . . . . . . . . . . . . . . . . . . . $  4,226,000  $ 15,277,000
Current maturities of long-term debt . . . . . . . .   12,093,000    12,499,000
Accounts payable . . . . . . . . . . . . . . . . . .    7,342,000    13,055,000
Accrued liabilities. . . . . . . . . . . . . . . . .   21,397,000    32,516,000
                                                     ------------  ------------
      Total current liabilities. . . . . . . . . . .   45,058,000    73,347,000
Long-term debt, less current maturities:
  Convertible into ICN common stock. . . . . . . . .   22,023,000    39,507,000
  Publicly-traded debentures and other long-
    term debt. . . . . . . . . . . . . . . . . . . .  117,024,000   120,504,000
Other liabilities and deferred income taxes. . . . .    7,014,000     9,348,000
Minority interests . . . . . . . . . . . . . . . . .   12,717,000     2,619,000
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; 3,000,000
  shares authorized, none outstanding. . . . . . . .           --            --
Common stock, $1.00 par value; 100,000,000
  shares authorized, 20,519,431 shares
  outstanding at December 31, 1993 and
  16,452,313 at December 31, 1992. . . . . . . . . .   20,519,000    16,452,000
Additional capital . . . . . . . . . . . . . . . . .  180,897,000   145,928,000
Accumulated deficit. . . . . . . . . . . . . . . . . (193,711,000) (182,441,000)
Foreign currency translation adjustments . . . . . .   (3,685,000)   (1,696,000)
                                                     ------------  ------------
      Total stockholders' equity (deficit) . . . . .    4,020,000   (21,757,000)
                                                     ------------  ------------
                                                     $207,856,000  $223,568,000
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                           ICN PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                              1993            1992            1991

Net sales. . . . . . . . . . . . . . .       $ 62,556,000    $551,766,000    $460,365,000
Cost of sales. . . . . . . . . . . . .         27,631,000     253,596,000     225,234,000
                                             ------------    ------------    ------------
Gross profit . . . . . . . . . . . . .         34,925,000     298,170,000     235,131,000
Selling, general and
  administrative expenses. . . . . . .         43,690,000     224,235,000     152,947,000
Research and development costs . . . .          5,571,000      10,718,000       6,588,000
Interest expense . . . . . . . . . . .         19,589,000      32,407,000      35,871,000
Interest income. . . . . . . . . . . .           (627,000)     (6,844,000)     (1,550,000)
Translation and exchange (gains) losses,
  net. . . . . . . . . . . . . . . . .         (1,292,000)     21,648,000       4,517,000
Restructuring costs and special charges                --      63,032,000       6,087,000
Other expense, net . . . . . . . . . .          1,079,000      15,187,000      29,479,000
Equity earnings in SPI  . . . . . . .         (11,646,000)             --              --
Gains on sales of subsidiaries stock .         (8,345,000)    (37,744,000)    (29,797,000)
Write-off of goodwill. . . . . . . . .                 --      15,362,000              --
Unrealized (gains) losses on marketable
  securities . . . . . . . . . . . . .           (200,000)        446,000        (475,000)
                                             ------------    ------------    ------------
Income (loss) before provision
  for income taxes, minority
  interest and extraordinary income. .        (12,894,000)    (40,277,000)     31,464,000
Provision (benefit) for income taxes .           (474,000)      9,967,000       6,574,000
Minority interests . . . . . . . . . .           (523,000)     14,558,000      19,035,000
                                             ------------    ------------    ------------
Income (loss) before extraordinary
  income . . . . . . . . . . . . . . .        (11,897,000)    (64,802,000)      5,855,000
Extraordinary income . . . . . . . . .            627,000              --              --
                                             ------------    ------------    ------------
Net income (loss). . . . . . . . . . .       $(11,270,000)   $(64,802,000)   $  5,855,000
                                             ============    ============    ============
Per share information:
Income (loss) before extraordinary
  income . . . . . . . . . . . . . . .             $(0.60)         $(4.67)          $ .40
Extraordinary income . . . . . . . . .               0.03              --              --
                                                   ------          ------           -----
Net income (loss). . . . . . . . . . .             $(0.57)         $(4.67)          $ .40
                                                   ======          ======           =====

The accompanying notes are an integral part of these consolidated financial statements.

                           ICN PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                 FOREIGN
                                                                                 CURRENCY
                                COMMON          ADDITIONAL      ACCUMULATED     TRANSLATION
                                STOCK            CAPITAL          DEFICIT       ADJUSTMENTS      TOTAL
                                ------          ----------      -----------     -----------      -----
BALANCE AT NOVEMBER 30,
  1990 . . . . . . . . . .   $11,707,000      $117,059,000    $(120,060,000)     $3,376,000    $12,082,000
Net loss for month of
  December, 1990 . . . . .            --                --       (3,434,000)             --     (3,434,000)
Translation adjustments. .            --                --               --        (159,000)      (159,000)
Proceeds from exercise
  of stock options . . . .       353,000           706,000               --              --      1,059,000
Subsidiaries' stock
  transactions . . . . . .            --         1,053,000               --              --      1,053,000
Net income . . . . . . . .            --                --        5,855,000              --      5,855,000
                             -----------      ------------    -------------     -----------    -----------
BALANCE AT DECEMBER 31,
  1991 . . . . . . . . . .    12,060,000       118,818,000     (117,639,000)      3,217,000     16,456,000
Translation adjustments. .            --                --               --      (4,913,000)    (4,913,000)
Proceeds from exercise
  of stock options . . . .       184,000           469,000               --              --        653,000
Issuance of stock. . . . .     4,198,000        26,410,000               --              --     30,608,000
Conversion of long-term
  debt . . . . . . . . . .        10,000           105,000               --              --        115,000
Subsidiaries' stock
  transactions . . . . . .            --           126,000               --              --        126,000
Net loss   . . . . . . . .            --                --      (64,802,000)             --    (64,802,000)
                             -----------      ------------    -------------     -----------    -----------
BALANCE AT DECEMBER 31,
  1992 . . . . . . . . . .    16,452,000       145,928,000     (182,441,000)     (1,696,000)   (21,757,000)
Translation adjustments. .            --                --               --      (1,989,000)    (1,989,000)
Proceeds from exercise
  of stock options . . . .     1,067,000         2,235,000               --              --      3,302,000
Issuance of stock. . . . .     3,000,000        18,861,000               --              --     21,861,000
Subsidiaries' stock
  transactions . . . . . .            --        13,873,000               --              --     13,873,000
Net loss . . . . . . . . .            --                --      (11,270,000)             --    (11,270,000)
                             -----------      ------------    -------------     -----------    -----------
BALANCE AT DECEMBER 31,
  1993 . . . . . . . . . .   $20,519,000      $180,897,000    $(193,711,000)    $(3,685,000)   $ 4,020,000
                             ===========      ============    =============     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           ICN PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                                                     1993            1992            1991
                                                     ----            ----            ----
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . .    $(11,270,000)    $(64,802,000)    $  5,855,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization. . . . . . .       7,362,000       17,610,000       16,166,000
  Loss on sales of fixed assets . . . . .  .          14,000        1,335,000          575,000
  Gains on sale of subsidiaries' stock . . .      (8,345,000)     (37,744,000)     (29,797,000)
  Write-off of goodwill, intangibles
    and assets. . . . . . . . . . . . . . .               --       17,362,000        1,664,000
  Other realized and unrealized (gains)
    losses . . . . . . . . . . . . . . . . .        (339,000)         218,000         (121,000)
  Extraordinary income . . . . . . . . . . .        (627,000)              --               --
  Provision for losses on accounts
    receivable . . . . . . . . . . . . . . .         168,000       50,563,000        6,760,000
  Minority interests . . . . . . . . . . . .        (523,000)      14,558,000       19,035,000
  Exchange (gains) losses. . . . . . . . . .      (1,292,000)      11,348,000        4,517,000
  Restructuring costs and other charges. . .              --       63,032,000        6,087,000
  Equity in earnings of SPI. . . . . . . . .     (11,646,000)              --               --
  Lease vacancy costs. . . . . . . . . . . .       1,200,000               --               --
  Gain on settlement of certain lease
    contracts  . . . . . . . . . . . . . . .        (938,000)              --               --
  Gain on settlement of certain liabilities
   for less than original estimate . . . . .      (1,250,000)              --               --
  Other non-cash items . . . . . . . . . . .        (855,000)        (125,000)         345,000
  Change in assets and liabilities net of
  effects from deconsolidation of subsidiary:
    (Increase) decrease in receivables . . .      13,271,000       14,684,000      (61,183,000)
    (Increase) decrease in inventory . . . .      (2,102,000)     (24,154,000)      18,935,000
    (Increase) decrease in prepaid
      and other current assets . . . . . . .        (739,000)      (9,461,000)     (12,592,000)
    Increase (decrease) in accounts payable
      and accrued expenses . . . . . . . . .     (17,897,000)     (70,076,000)      24,277,000
                                                ------------     ------------     ------------
    Net cash provided by (used in)
      operating activities . . . . . . . . .     (35,808,000)     (15,652,000)         523,000
                                                ------------     ------------     ------------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . .      (2,548,000)     (12,554,000)     (21,046,000)
  Proceeds from sale of assets . . . . . . .       5,207,000        1,342,000          805,000
  Sale of subsidiaries' stock. . . . . . . .      23,319,000       49,851,000       53,653,000
  Issuance of subsidiary stock . . . . . . .      24,098,000        2,552,000        3,771,000
  Purchase of certificate of deposit . . . .      (8,000,000)              --               --
  Marketable securities sold, net. . . . . .         139,000          733,000        4,147,000
  Payment received from SPI. . . . . . . . .      13,662,000               --               --
  Equity investment. . . . . . . . . . . . .              --      (53,254,000)              --
  Other, net . . . . . . . . . . . . . . . .        (219,000)       2,853,000         (799,000)
                                                ------------     ------------     ------------
      Net cash provided by (used in)
        investing activities . . . . . . . .      55,658,000       (8,477,000)      40,531,000
                                                ------------     ------------     ------------
Cash flows from financing activities:
  Proceeds from borrowings . . . . . . . . .         954,000       26,665,000       19,843,000
  Principal payments on debt . . . . . . . .     (32,087,000)     (42,235,000)     (50,257,000)
  Proceeds from stock issuances. . . . . . .      25,163,000       31,261,000        1,059,000
  Dividends paid to minority shareholders. .        (351,000)      (8,062,000)              --
  Increase in restricted cash. . . . . . . .      (1,256,000)              --               --
  Other, net . . . . . . . . . . . . . . . .              --               --        4,221,000
                                                ------------     ------------     ------------
      Net cash provided by (used in)
        financing activities . . . . . . . .      (7,577,000)       7,629,000      (25,134,000)
                                                ------------     ------------     ------------
Effect of exchange rate on cash. . . . . . .          46,000         (272,000)         159,000
                                                ------------     ------------     ------------
Net increase (decrease) in cash. . . . . . .      12,319,000      (16,772,000)      16,079,000
Cash at beginning of year. . . . . . . . . .       2,333,000       19,105,000        3,026,000
                                                ------------     ------------     ------------
Cash at end of year. . . . . . . . . . . . .     $14,652,000     $  2,333,000     $ 19,105,000
                                                ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of consolidation

     The accompanying consolidated financial statements include ICN Pharmaceuticals, Inc. ("ICN"), its 69%-owned subsidiary ICN Biomedicals, Inc. ("Biomedicals"), its 63%-owned subsidiary Viratek, Inc. ("Viratek") and its 39%-owned equity investment in SPI Pharmaceuticals, Inc. ("SPI"). The sale of approximately 9% of SPI's common stock by ICN throughout 1992 reduced ICN's ownership interest in SPI and resulted in the deconsolidation of SPI at December 31, 1992, the approximate time at which ICN's ownership fell below 50%. The continuing investment in SPI was classified as a long-term asset in the consolidated balance sheet and income or loss was, commencing January 1, 1993, recognized using the equity method of accounting. Prior year results have not been restated (see Note 17). All significant intercompany account balances and transactions have been eliminated.

Goodwill

     The difference between the purchase price and the fair value of net assets purchased at the date of acquisition is included in the accompanying consolidated balance sheets as Goodwill. Goodwill amortization periods range from 5 to 40 years for acquired businesses and from 10 to 20 years for its publicly-traded subsidiaries and is based on an estimate of future periods to be benefitted. The Company periodically evaluates the carrying value of goodwill including the amortization periods. The Company determines whether there has been permanent impairment in goodwill, as well as, the amount of such impairment, if any, by comparing the anticipated undiscounted future operating income of the acquired entity with the carrying value of the Goodwill. During 1992, the Company wrote off a substantial portion of its goodwill, primarily related to the acquisition by Biomedicals of Flow, as more fully described in
Note 14. In addition, on certain portions of goodwill, the amortization period was reduced to primarily five years, which reflects the estimated recovery period.

     Accumulated amortization for goodwill related to purchased businesses was $2,901,000 and $2,548,000 at December 31, 1993 and 1992, respectively.
Accumulated amortization for goodwill related to publicly traded subsidiaries was $4,625,000 and $3,413,000 at December 31, 1993 and 1992, respectively.

Cash

     For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of those assets approximates fair value due to the short-term maturity of these instruments. Included in cash and certificates of deposit at December 31, 1993, is $9,698,000 and $8,000,000, respectively, which is to be used exclusively by Viratek for research and development and its general working capital requirements.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Marketable securities

      Marketable securities, which consist of investments in common stocks and bonds, are carried at the lower of aggregate cost or market. The Company realized net (gains) losses of $(139,000), $228,000, and $354,000 related to marketable securities sold during 1993, 1992 and 1991, respectively. Unrealized (gains) losses of $(200,000), $446,000 and $(475,000) were recorded in 1993, 1992 and 1991, respectively.

Inventories

     Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined based on a first-in, first-out (FIFO) basis.

Catalog Costs

     The initial costs of design, production and distribution of the Company's product catalog are deferred and amortized over its service life, approximately one year. However, for the year ended December 31, 1992, due to the lower than expected sales results, Biomedicals wrote-off these costs in the fourth quarter of 1992. (See Note 14.)

Property, plant and equipment

     The Company uses primarily the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 20-40 years, machinery and equipment over 2-10 years, furniture and fixtures over 1-10 years, and leasehold improvements, including property under capital leases, are amortized over their useful lives limited to the life of the lease.

     The Company follows the policy of capitalizing expenditures that significantly increase the life of the related assets and charging maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in income.

Notes Payable

     The Company classifies bank borrowings with initial terms of one year or less as Notes Payable. These notes bear interest at rates of 6.0% to 16.2%. The carrying amount of Notes Payable approximates fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the year-end exchange rates and non-monetary assets and liabilities at historical rates. In

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the Company has included in operating income all foreign exchange gains and losses arising from foreign currency transactions and the effects of foreign exchange rate fluctuations on subsidiaries operating in highly inflationary economies. The (gains) losses included in operations from foreign exchange translation and transactions for 1993, 1992 and 1991 were $(1,292,000), $21,648,000 (including SPI), and $4,517,000 (including
SPI), respectively.

Income Taxes

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS 109 did not result in a cumulative effect adjustment in the statement of operations.

Per share information

     Per share information is based on the weighted average number of common shares outstanding and dilutive common share equivalents (19,813,000 in 1993, 14,010,000 in 1992 and 12,829,000 in 1991). Common share equivalents in 1991 represent shares issuable for outstanding options and warrants, on the assumption that the proceeds would be used to repurchase shares in the open market. Shares issuable for outstanding options and warrants in 1993 and 1992 were excluded since the effect would have been antidilutive. For purposes of calculating per share information, ICN's share of the income of subsidiaries has been reduced to give effect to the dilution in earnings which would result upon the exercise of options and warrants currently outstanding to purchase subsidiaries' common shares.


2.   SPI PHARMACEUTICALS, INC.

     SPI develops, manufactures, sells and distributes pharmaceutical and nutritional products and services in the United States, Yugoslavia, Canada, Mexico and Western Europe.

     During 1991, ICN sold 2,978,250 shares of SPI common stock for an aggregate sales price of $50,863,000, resulting in a net gain of $27,239,000 and used 1,468,000 shares in the acquisition of Galenika (see Note 6). During 1992, ICN sold 690,400 shares of SPI common stock and Galenika sold 1,200,000 shares of SPI common stock, transferred in 1991, for an aggregate sales price of $44,608,000, resulting in a net gain of $32,952,000. During 1993, ICN sold 1,618,200 shares of SPI common stock for an aggregate sales price of $19,995,000, resulting in a net gain of $5,698,000. The above noted 1992 and 1993 sales of SPI stock have reduced ICN's ownership of SPI from 57% at December 31, 1991 to 48% at December 31, 1992 and 39% at December 31, 1993.
As a result, effective December 31, 1992, SPI is accounted for by using the equity method of accounting.

     At December 31, 1993, the investment in SPI exceeded the equity in net assets of SPI by $11,024,000, which amount, is being amortized over 40 years.

     On November 15, 1993, SPI exchanged $3,075,000 of debt owed to ICN for 200,000 shares of SPI's common stock issued to ICN at a price of $15.38 per share which represented the closing market price of SPI's stock on that date.

     SPI has granted options for the purchase of 2,508,315 shares of its common stock. At December 31, 1993, ICN's percentage ownership of SPI would have decreased from 39% to 35% if these options were exercised.

     At December 31, 1993, ICN owned 7,853,454 shares of SPI common stock which had an aggregate value of approximately $113,875,000, based upon the quoted market price per share of SPI common stock at that date. This amount, however, is not necessarily indicative of the realizable value in the open market.


3.   VIRATEK, INC.

     Viratek's primary purpose is to conduct research and development on compounds derived from nucleic acids and to develop new biomedical and diagnostic products.

     During 1993, 1992 and 1991, ICN sold 272,500, 348,000 and 200,000 shares of Viratek common stock for an aggregate sales price of $3,325,000, $5,243,000 and $2,790,000, respectively, resulting in a gain of $2,647,000, $4,792,000 and $2,558,000, respectively. These sales, in addition to shares issued in connection with the exercise of employee stock options and the shares issued in the offering discussed below, have reduced ICN's ownership from 83% at January 1, 1991, to 63% at December 31, 1993.

     In February 1993, Viratek successfully completed an offering in which it sold 1,375,000 units for net proceeds of approximately $8,897,000. Each unit consists of one share of common stock and one warrant to purchase one unit of common stock at $10.075. On March 19, 1993, the underwriters exercised their option to purchase the overallotment (206,250 units) in connection with the public offering for net proceeds of $1,368,000. The warrants became separately transferable on July 29, 1993 and were exercisable until August 30, 1993 and redeemable by the Company on August 31, 1993 at $.05 per warrant if not previously exercised. A total of 1,366,642 warrants were exercised resulting in net proceeds to the Company of $13,472,000.

     Goodwill related to publicly traded subsidiaries at December 31, 1993 includes $6,677,000, net of amortization, related to purchases of Viratek common stock.

     Viratek has granted options for the purchase of 877,222 shares of its common stock. At December 31, 1993, ICN's percentage ownership of Viratek would have decreased from 63% to 60% if these options were exercised. In December 1993, Viratek declared a stock dividend of 5%.

4.   ICN BIOMEDICALS, INC.

     Biomedicals manufactures and distributes research chemical products, cell biology products, chromatography materials, immunology instrumentation, environmental technology products, precision liquid delivery instrumentation and immunodiagnostic reagents and instrumentation in the United States, Canada, Mexico, South America, Eastern and Western Europe, Australia and Japan. Biomedicals also purchases research chemicals from other manufacturers, in bulk, for repackaging and distributes biomedical instrumentation manufactured by others.

     During the second quarter of 1993, Biomedicals' Italian operation negotiated settlements with certain of its suppliers and banks resulting in an extraordinary income of $627,000 or $.03 per share.

     On December 31, 1992, Biomedicals exchanged, in a non-cash transaction, $11,250,000 of debt owed to ICN in exchange for 3,214,286 shares of Biomedicals' common stock issued to ICN at a price of $3.50 per share which represented the closing market price of the stock at that date.

     On December 31, 1992, Biomedicals transferred $5,747,000 of debt owed to a major supplier to ICN. ICN became primarily liable for the debt and Biomedicals became guarantor.

     On April 1, 1992, Biomedicals transferred, in a non-cash transaction, $13,072,000 of debt with First City Bank of Texas- Houston N.A., to ICN. Biomedicals, in exchange, issued 2,412,449 shares of Biomedicals' common stock at a price of $5.42 per share which represented the closing market price of the stock at that date less a discount of 15%.

     On March 31, 1992, Biomedicals transferred, in a non-cash transaction, $2,711,000 of debt owed to Skopbank of Finland to ICN. Biomedicals, in exchange, issued 500,334 shares of Biomedicals' common stock at a price of $5.42 per share which represented the closing market price of Biomedicals' stock on that date less a discount of 15%. ICN became primarily liable for the debt and Biomedicals became guarantor.

     On March 31, 1992 Biomedicals exchanged, in a non-cash transaction, $4,837,000 of debt owed to ICN for 892,703 shares of Biomedicals' common stock issued to ICN at a price of $5.42 per share which represented the closing market price of the stock at that date less a discount of 15%.

     On December 31, 1991, Biomedicals issued, in a non-cash transaction, 3,363,298 shares of Biomedicals' common stock to ICN at a price of $6.25 which represented the fair market value of Biomedicals' stock at that date in exchange for debt owed ICN in the amount of $18,167,523.

     On March 1, 1991, Biomedicals, pursuant to a fairness opinion, exchanged, in a non-cash transaction, $3,833,000 of advances due to ICN into 538,000 shares of Biomedicals' common stock, issued at a price of $7.125 which represented the fair market value of Biomedicals' stock at that date less a discount of 22%.

      On August 30, 1993, Biomedicals issued 300,000 shares of a new series "A" of its non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to the Company. In exchange, the Company delivered 4,983,606 shares of Biomedicals' common stock that ICN owned and exchanged intercompany debt owed to ICN by Biomedicals in the amount of $11,000,000.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     In addition, on August 30, 1993, Biomedicals issued 390,000 shares of a new series "B" of its non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to the Company. In exchange, ICN delivered to Biomedicals 8,384,843, shares of Biomedicals' common stock that ICN owned.

     As a result of this exchange, Biomedicals had 9,033,623 common shares issued and outstanding.

     Subject to declaration by Biomedicals' Board of Directors, the new series "A" preferred stock pays an annual dividend of $8, noncumulative, payable quarterly and the new series "B" preferred stock pays an annual dividend of $10, noncumulative, payable quarterly. Both series "A" and "B" preferred stock become cumulative in respect to dividends upon certain events deemed to be a change in control, as defined by the certificates of designation. The series "B" preferred dividends are subject to the prior rights of the holders of the series "A" preferred stock and any other preferred stock ranking prior to the series "B" preferred.

     The series "A" preferred stock is senior in ranking to the series "B" preferred stock and the series "B" preferred stock is senior to Biomedicals' common stock as to voluntary or involuntary liquidation, dissolution or winding up of the affairs of Biomedicals, after payment or provision for payment of the debts and other liabilities of Biomedicals. The holders of the series "A" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation, equal to $100 per share in involuntary liquidation or $106 per share in voluntary liquidation prior to August 31, 1994 and declining ratably per year to $100 per share after 1998, plus dividends, in the event dividends have become cumulative. the holders of the series "B" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation equal to $100 per share in voluntary or involuntary liquidation, plus dividends, in the event dividends have become cumulative.

     The series "A" and "B" preferred shares are redeemable, for cash or property, including securities of another corporation, in whole or in part, at the option of Biomedicals only, subject to approval by a vote of a majority of the independent directors of Biomedicals. The series "A" preferred shares are redeemable at $106 per share prior to August 31, 1994 and declining ratably per year to $100 in 1998, plus dividends, in the event dividends have become cumulative. The series "B" shares are redeemable at $100 per share, plus dividends, in the event dividends have become cumulative.

      No dividends were declared on the series "A" or series "B" preferred stock during 1993.

     Goodwill related to publicly traded subsidiaries at December 31, 1993 includes $3,975,000, net of amortization, related to purchases of Biomedicals' stock.

     Biomedicals has granted options for the purchase of 2,419,830 shares of its common stock. At December 31, 1992, ICN's percentage ownership of Biomedicals would have decreased from 69% to 44% assuming exercise of all options and exchange of all the Bio Capital Holding Exchangeable Certificates (see Note 7).


5.   RELATED PARTY TRANSACTIONS

General

     ICN controls Biomedicals and Viratek through stock ownership, voting control and board representation and is affiliated with SPI. Certain officers of ICN occupy similar positions with SPI,

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Biomedicals and Viratek. ICN, SPI, Biomedicals and Viratek (collectively, the "Affiliated Corporations") have engaged in, and will continue to engage in, certain transactions with each other.

     An Oversight Committee of the Boards of Directors of the Affiliated Corporations reviews transactions between or among the Affiliated Corporations to determine whether a conflict of interest exists among the Affiliated Corporations with respect to a particular transaction and the manner in which such conflict can be resolved. The Oversight Committee has advisory authority only and makes recommendations to the Boards of Directors of each of the Affiliated Corporations. The Oversight Committee consists of one non-management director of each Affiliated Corporation and a non-voting chairman. The significant related party transactions have been reviewed and recommended for approval by the Oversight Committee, and approved by the respective Boards of Directors.

Royalty agreements

     Effective December 1, 1990, SPI and Viratek entered into a new royalty agreement. Under this agreement, SPI continued to act as Viratek's exclusive distributor of ribavirin and pays Viratek a royalty of 20% on sales worldwide for a term of 10 years with an option by either party to extend it for an additional 10 years. Royalties to Viratek under this agreement for 1993, 1992 and 1991 were $5,903,000, $5,448,000 and $4,263,000, respectively. Included in royalties for 1993, 1992 and 1991 are royalties earned on foreign sales by SPI totalling $2,107,000, $1,472,000 and $1,189,000, respectively.

     During 1991, SPI purchased $235,000 of ribavirin from Viratek and also transferred $2,943,000 of VirazoleR from Viratek at its cost.

     Under an agreement between ICN and the employer of a director of Viratek, SPI is required to pay a 2% royalty to the employer on all sales of VirazoleR in aerosolized form. Such royalties for 1993, 1992 and 1991 were $422,000, $430,000, and $313,000, respectively.

     In July 1988, SPI began marketing products under license from ICN for the treatment of myasthenia gravis, a disease characterized by muscle weakness and atrophy. ICN charged SPI royalties at 9% of net sales. Effective September 1, 1990, SPI prepaid royalties to ICN in the amount of $9,590,000. There are no future royalties due to ICN for these products.

     Beginning December 1986, SPI began selling Brown Pharmaceuticals, Inc. products under license from ICN. ICN charges SPI royalties at 8 1/2% of net sales. During 1993, 1992 and 1991 SPI paid ICN $218,000, $65,000 and $93,000, respectively, in royalties under this arrangement.

Cost allocations

     The Affiliated Corporations occupy ICN's facility in Costa Mesa,
California.   In each of 1993, 1992 and 1991, ICN charged facility costs of
$279,000, $310,000 and $30,000 to SPI, Biomedicals and Viratek, respectively. The costs of common services such as maintenance, purchasing and personnel are paid by SPI and allocated to ICN, Biomedicals and Viratek based on services utilized. The total of such costs were $2,584,000 in 1993, $2,556,000 in 1992 and $2,617,000 in 1991 of which $1,733,000, $1,679,000 and $1,568,000 were allocated to the Affiliated Corporations, respectively. Effective January 1, 1993, ICN reimburses Biomedicals for those allocations which are in excess of the amounts determined by Biomedicals' management

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

using competitive data, as reviewed and recommended by the Oversight Committee, that would have been incurred by the Company if it operated in a facility suited solely to its requirements. During 1993, such reimbursements totalled $772,000.

     During 1991, Viratek began renting certain office equipment to ICN for use at the Costa Mesa facility. Rent is being charged at the rate of $20,000 per month through 1993, renewable annually. During 1993, 1992 and 1991 Viratek charged ICN $240,000, $240,000 and $120,000, respectively.

     It is management's belief that the methods used and amounts allocated for facility costs and common services are reasonable based upon the usage by the respective companies.

Investment policy

     ICN and its affiliates have a policy covering intercompany advances and interest rates, and the types of investments (marketable equity securities, high-yield bonds, etc.) to be made by ICN and its affiliates. As a result of this policy, excess cash is transferred to ICN. The affiliates are credited with interest income based on prime (6% at December 31, 1993) less 1/2% and are charged interest at the prime rate plus 1/2% on the amounts invested or advanced.

     SPI had outstanding borrowings from ICN in the amount of $18,313,000 and $30,433,000 as of December 31, 1993 and 1992. During 1993, 1992 and 1991, ICN
charged (credited) SPI interest of $800,000, $1,195,000 and ($2,486,000), respectively. During 1993 and 1992, SPI reclassified its Biomedicals intercompany receivable of $2,333,000 and $3,631,000 and its Viratek intercompany payable of $5,228,000 and $6,332,000, respectively, to SPI's ICN intercompany account resulting in a net increase in SPI's liability to ICN of $2,895,000 and $2,701,000, respectively.

     During 1993 and 1992, Viratek reclassified $272,000 and $536,000 of intercompany payables to Biomedicals to ICN and reclassified $5,228,000 and $6,332,000 of intercompany receivables from SPI to ICN, which resulted in a receivable of $15,528,000 and $9,325,000 due from ICN at December 31, 1993 and 1992, respectively. Viratek earned interest income of $714,000, $239,000 and $271,000 from ICN on the average balance outstanding during 1993, 1992 and 1991.

     During the year ended December 31, 1993 and 1992, Biomedicals reclassified its SPI intercompany payable of $2,333,000 and $3,631,000, and its Viratek intercompany receivables of $272,000 and $536,000 to ICN, resulting in intercompany payables of $5,932,000 and $8,414,000 to ICN as of December 31, 1993 and 1992, respectively. ICN charged (credited) $420,000, $314,000 and ($218,000) to Biomedicals for interest on the average balance outstanding during 1993, 1992 and 1991, respectively.

Other

     Certain outside directors have provided legal and other consultation services to ICN, which amounted to $148,000, $811,000 and $58,000 during 1993, 1992 and 1991, respectively.

     During first quarter 1993, Biomedicals transferred its Dublin, Virginia, facility to ICN in exchange for a reduction in the intercompany amounts due to ICN of $586,000 representing the net book value at the date of the transfer.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     Effective January 1, 1992, Viratek and Biomedicals entered into an agreement whereby Biomedicals agreed to transfer rights, title and interest in certain of its research and development assets to Viratek. Biomedicals shall retain a right of first refusal to the marketing and distribution rights for any product developed from the transferred assets and pay a royalty to Viratek. Future royalties will be recognized as income when earned. During 1993 and 1992 there have been no sales of product subject to this royalty.

     In 1991 SPI's 75%-owned subsidiary, Galenika, purchased equipment from Viratek at its net book amount of $333,000.

     In 1991, SPI's Mexican subsidiary purchased inventory from Biomedicals for approximately $500,000, which was returned for credit in 1992.

     During 1991, ICN transferred to SPI an idle manufacturing facility in Brooksville, Mississippi at its net book amount of $3,114,000.

     Since SPI assumed production and sales of Virazole, effective March 1, 1991, Viratek transferred to SPI all inventory at its net book amount of $2,943,000.

     During 1991, Biomedicals charged $250,000 to SPI representing costs expended by Biomedicals for a product development program launched for SPI which SPI determined not to pursue.

     Effective May 1, 1991, Viratek and ICN transferred the rights to four compounds, in various stages of development, to SPI for $1,350,000 and $250,000, respectively, plus a royalty of 6.8% of future sales representing a non-cash transaction. These amounts have been credited to additional capital. Future royalties will be recognized as income when earned. During 1993 and 1992, there have been no sales of product subject to this royalty. Viratek has reclassified the intercompany receivable from SPI to a receivable due from ICN in the amount of $1,350,000.

     See Note 4 "ICN Biomedicals, Inc." concerning Biomedicals' preferred stock transaction.

     See Note 9 "Commitments and Contingencies--Other" concerning transactions with management.

6.   ACQUISITIONS

     Effective May 1, 1991, SPI formed a new joint company with Galenika Pharmaceuticals headquartered in Belgrade, Yugoslavia. The joint company, Galenika, is 75%-owned by SPI and 25%-owned by Galenika Holding ("Galenika Holding"). Galenika, the leading pharmaceutical company in Yugoslavia, produces, markets and distributes over 450 pharmaceutical, veterinary, dental and other products in Yugoslavia, Eastern Europe and Russia.

     In connection with the agreement, the Company contributed assets totaling $58,301,000, consisting of $14,453,000 cash, an obligation to pay $13,550,000 and 1,200,000 unregistered shares of common stock of SPI issued to the employees ("owners" in Socialist Yugoslavia) of Galenika Holding with a fair value of $9,000,000. On December 31, 1991, the Company, on behalf of SPI, contributed 1,468,000 shares of common stock of SPI to Galenika with a cost basis of $11,555,000, the minority interest share of the excess of the fair value of the common stock of the Company contributed by ICN and ICN's cost basis or $6,743,000, and

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

acquisition costs of $3,000,000. Under the terms of the Galenika agreement, SPI had an obligation to contribute, in part, $50,000,000 in cash and 1,200,000 shares of SPI stock or $12,000,000 in cash. However, the agreement was subsequently changed in December 1991 whereby the Company, on behalf of SPI, contributed shares of SPI stock in lieu of the $40,000,000 (after a cash payment of $10,000,000) and SPI issued 1,200,000 shares of SPI stock in lieu of cash to comply with the original intent of the parties.

     The Galenika transaction has been accounted for by the purchase method of accounting, and accordingly, SPI's investment has been allocated, based on SPI's ownership percentage, to the assets acquired and the liabilities assumed based on the estimated fair values at the effective date of formation, May 1, 1991. Assuming that the acquisition of Galenika occurred at January 1, 1991, the Company's 1991 pro forma revenues for the full year ended December 31, 1991, would have been $548,467,000 with net income of $19,825,000. The pro forma information presented does not purport to be indicative of the results that would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.

7.   DEBT

     Long-term debt and obligations under capital leases consist of the following:

                                                                           1993               1992
                                                                           ----               ----
ICN:
12 7/8% Sinking Fund Debentures due July 15,
 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 70,697,000     $ 70,697,000
6% Dutch Guilder Subordinated Convertible Bonds
 due 1990-1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,143,000       13,086,000
Swiss Franc Subordinated Bonds due 1988-2001
 with effective interest rate of 7.4%. . . . . . . . . . . . . . . . .    15,559,000       17,214,000
12 1/2% Senior Subordinated Debentures due 1999. . . . . . . . . . . .    17,798,000       17,353,000
6 3/4% Subordinated Convertible Bonds due 2001 . . . . . . . . . . . .       449,000        8,273,000
3 1/4% Subordinated Double Convertible Bonds
 due 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,236,000        5,290,000
Zero Coupon ECU Subordinated Bonds due 1987-
 1996 with effective interest rate of 8.9% . . . . . . . . . . . . . .     3,408,000        4,745,000
Mortgages payable, with variable interest rates from
 9 1/2% to 11 1/2% and due December 1990-2003. . . . . . . . . . . . .    13,353,000       13,839,000
Other long-term debt with variable interest rates. . . . . . . . . . .     6,551,000        8,241,000
                                                                        ------------     ------------
        Total ICN. . . . . . . . . . . . . . . . . . . . . . . . . . .   139,194,000      158,738,000
                                                                        ------------     ------------
Subsidiaries of ICN:
Zero Coupon Guaranteed Bonds with an effective interest
 rate of 13.5%, maturing in 2002 . . . . . . . . . . . . . . . . . . .     8,441,000        9,112,000
Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .     3,505,000        4,660,000
                                                                        ------------     ------------
        Total subsidiaries of ICN. . . . . . . . . . . . . . . . . . .    11,946,000       13,772,000
                                                                        ------------     ------------
Total long-term debt and obligations under
 capital leases. . . . . . . . . . . . . . . . . . . . . . . . . . . .   151,140,000      172,510,000
Less: Current maturities . . . . . . . . . . . . . . . . . . . . . . .   (12,093,000)     (12,499,000)
                                                                        ------------     ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $139,047,000     $160,011,000
                                                                        ============     ============

                            48

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     Other long-term debt includes notes payable, mortgages, margin borrowings and the present value of capital lease obligations due in various installments through 2002.

     On March 25, 1987, the Company completed an underwritten public offering in Switzerland of SFr. 60,000,000 principal amount (approximately $38,961,000) of 3 1/4% Subordinated Double Convertible Bonds due 1997 "Double Convertible Bonds". These bonds are convertible at the option of the holder into one of the following: (1) entirely into 1,500,000 shares of Common Stock of ICN at a conversion price of $26.14 per share (at a fixed exchange rate of SFr.1.53 per $1.00); or (2) entirely into 15,000 shares of common stock of Ciba-Geigy Ltd. at a conversion price of SFr. 4,000 per share; or (3) a combination of 750,000 shares of Common Stock of ICN and 7,500 shares of common stock of Ciba-Geigy Ltd. at conversion prices of $26.14 and SFr. 4,000 per share, respectively, subject to adjustment for dilutive issues. In connection with this offering, the Company placed in escrow 15,000 shares of Ciba-Geigy Ltd. common stock, of which 1,928 shares remain at December 31, 1993 which are reflected in the Consolidated Balance Sheet as investment in other equity securities. Conversions during 1992 and 1991 were not material and there were no conversions during 1993. Fair value of these bonds was approximately $6,021,000 at December 31, 1993.

     In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and Biomedicals, completed a public offering in Switzerland of Swiss Francs (SFr.) 70,000,000 principal amount of 5 1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). At the option of the certificate holder, the Old Certificates are exchangeable into shares of Biomedicals common stock. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000, which are guaranteed by ICN. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing in February of each year through 2002. ICN and Biomedicals have no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds.

     During 1990, Biomedicals offered to exchange, to all certificate holders, the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 334 shares per SFr. 5,000 principal certificate can be exchanged at $10.02 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Certificates"). This exchange was accounted for as an extinguishment of debt and the effect on net income was not material.

     During 1992, Biomedicals repurchased SFr. 5,640,000 of Bio Capital Certificates, representing long-term debt of $1,859,000. During 1991, SFr. 1,245,000 ($918,000) principal amount of Certificates were exchanged into 83,166 shares of Biomedicals' common stock. No repurchases were made in 1993.

     As of December 31, 1993, the consolidated financial statements include outstanding debt of SFr. 12,534,000 ($8,441,000) which represents the present value of the Company's obligation to pay the Zero Coupon Guaranteed Bonds.
When Certificates are exchanged into common stock, Biomedicals' obligation to pay the Zero Coupon Guaranteed Bonds is reduced and the Danish Bonds are released by Bio Capital to Biomedicals, both on a pro rata basis. As of December 31, 1993, SFr. 39,615,000 ($26,677,000) principal of Certificates were outstanding which, if exchanged for common stock, would result in the issuance of 2,608,241 shares of Biomedicals' common stock, a reduction of long-term debt of SFr. 11,330,000 ($7,630,000), a reduction of SFr. 1,204,000 ($811,000) of current maturities of long-term debt, and an increase in marketable

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

securities of SFr. 20,204,000 ($13,605,000) from the release of Bio Capital of the Danish Bonds to Biomedicals. Fair value of these bonds was approximately $7,850,000 at December 31, 1993.

     In October 1986, the Company completed an underwritten public offering of $75,000,000 principal amount of 6 3/4% Subordinated Convertible Bonds Due 2001 (the "6 3/4% Bonds") convertible into 3,626,692 shares of ICN Common Stock at a conversion price of $20.68 per share, subject to adjustment for dilutive issues. During 1993, $7,824,000 principal amount of the bonds were redeemed at the bondholder's option. Fair value of these bonds was approximately $442,000 at December 31, 1993.

     In October 1986, Pharma Capital Holdings ("Pharma Capital"), a trust established by the Company, completed an underwritten public offering in Europe of ECU 40,000,000 principal amount of 7 1/4% Exchangeable Certificates Due 1996 (the "Pharma Certificates") of which ECU 16,195,000 remain outstanding at December 31, 1993. The Pharma Certificates are exchangeable into 1,936,000 shares of Common Stock of ICN at an initial exchange price of $21.1364 per share, at a fixed exchange rate of ECU .9775 per $1.00. The net proceeds of approximately ECU 19,400,000 were used by Pharma Capital to purchase nine series of Zero Coupon ECU Subordinated Bonds of ICN (consisting of one series, payable in two installments, the first on May 30, 1987 in the amount of ECU 1,756,111 and the second on May 30, 1988 in the amount of ECU 2,900,000, and eight series each in the aggregate principal amount of ECU 2,900,000 maturing on May 30 in each of the years 1989 to 1996) (the "ICN-ECU Bonds") and ECU 40,000,000 aggregate principal amount of ECU 200,000,000 Zero Coupon Guaranteed Bonds Due May 30, 1996, Series 119, of The Mortgage Bank and Financial Agency of the Kingdom of Denmark (unconditionally guaranteed by the Kingdom of Denmark). The Company has no obligation with respect to the payment of the face amount of the Pharma Certificates since these are to be paid upon maturity by the Kingdom of Denmark Zero Coupon Guaranteed Bonds (except for payment of certain additional amounts in the event of the imposition of U.S. withholding taxes on either the Pharma Certificates or ICN-ECU Bonds and funds required for redemption of the Pharma Certificates in the event the Company exercises its optional right to redeem). Fair value of these bonds was approximately $3,204,000 at December 31, 1993.

     In October 1986, Xr Capital Holding ("Xr Capital"), a trust established by the Company, completed an underwritten public offering in Switzerland of Swiss Francs 100,000,000 principal amount of 5 5/8% Swiss Franc Exchangeable Certificates (the "Xr Certificates") of which SFr 66,510,000 remain outstanding at December 31, 1993. The Xr Certificates are exchangeable through 2001 for 1,250,000 shares of Common Stock of ICN and 860,000 shares of Common Stock of SPI owned by ICN at initial exchange prices of $24.10 and $35.02 per share, respectively, at a fixed exchange rate of SFr. 1.66 per $1.00. The net proceeds of the offering were used by Xr Capital to purchase from the Company 14 series of Swiss Franc Subordinated Bonds due 1988-2001 (the "ICN-Swiss Franc Xr Bonds") for approximately $27,944,000 and SFr. 45,700,000 principal amount of cumulative coupon 5.4 percent Italian Electrical Agency Bonds due 2001 for approximately $27,202,000. The Company has no obligation with respect to the payment of the face amount of the Xr Certificates since these are to be paid upon maturity by the Italian Bonds (except for payment of certain additional amounts in the event of the imposition of U.S. withholding taxes on either the Xr Certificates or ICN-Swiss Franc XR Bonds and funds required for redemption of the Xr Certificates in the event the Company exercises its optional right to redeem). Fair value of these bonds was approximately $14,314,000 at December 31, 1993.

     In September 1986, the Company completed an underwritten public offering in the Netherlands of Dutch Guilders 75,000,000 principal amount (approximately $32,751,000 at date of issuance) of 6%

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Subordinated Convertible Bonds due 1990-1994 (the "Dutch Guilder Bonds"). These bonds are convertible into 1,259,657 shares of ICN Common Stock at a conversion price of $26 per share at a fixed exchange rate of Dfl. 2.29 per $1.00, subject to adjustment for dilutive issues. Fair value of these bonds was approximately $6,032,000 at December 31, 1993.

     The Company has the optional right to redeem the 6 3/4% Bonds, ICN-ECU Bonds, ICN-Swiss Franc Xr Bonds, Bio Certificates, Double Convertible Bonds, and the Dutch Guilder Bonds in the event that the market price of ICN Common Stock meets certain conditions.

     In July 1986, the Company sold $115,000,000 principal amount of 12 7/8% Sinking Fund Debentures (the "12 7/8% Debentures"), due July 15, 1998, in an underwritten public offering. The 12 7/8% Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after July 15, 1991, at specified redemption prices, plus accrued interest. Mandatory annual sinking fund payments, commencing on July 15, 1994, are calculated to retire 80% of the issue prior to maturity. The indenture imposes limitations on, among other things, (i) the issuance or assumption by the Company or its subsidiaries of additional debt which is senior to the 12 7/8% Debentures, (ii) dividends and distributions on, or repurchases and redemptions of, Common Stock of the Company and (iii) the Company becoming an investment company. The fair value of these debentures was approximately $72,641,000 at December 31, 1993.

     In May 1984, the Company completed a public offering of $30,000,000 of 12 1/2 percent Senior Subordinated Debentures (the "12 1/2% Debentures") due 1999. The 12 1/2% Debentures provide for annual sinking fund payments of $3,215,000 commencing May 15, 1992. The 12 1/2% Debentures are redeemable at any time after May 15, 1989 at the Company's option and are subordinated to all senior indebtedness. The net proceeds from the 12 1/2% Debentures were $21,390,000. The original issue discount and costs associated with the offering are being amortized over the life of the 12 1/2% Debentures. This results in an effective interest rate to the Company (exclusive of sinking fund requirements) of 16.75%. The indenture agreement for the 12 1/2% Debentures is less restrictive than the indenture relating to the 12 7/8% Debentures. The fair value of these debentures was approximately $18,619,000 at December 31, 1993.

     Annual aggregate maturities of long-term debt, including obligations under capitalized leases subsequent to December 31, 1993 are as follows:

               1994  . . . . . . . . . . . .   $ 12,093,000
               1995  . . . . . . . . . . . .     11,027,000
               1996  . . . . . . . . . . . .     36,427,000
               1997  . . . . . . . . . . . .     36,109,000
               1998  . . . . . . . . . . . .     30,733,000
               Thereafter. . . . . . . . . .     24,751,000
                                                -----------
                    Total. . . . . . . . . .   $151,140,000
                                                ===========

     At December 31, 1993 and 1992, the Company had $7,600,000 and $16,584,000,
respectively, of margin borrowings and notes payable. At December 31, 1993, 1,107,898 and 402,000 shares of ICN-owned shares of SPI and Viratek, respectively, collateralized these borrowings. The Company may use as collateral or sell additional shares of its common stock or common stock of its subsidiaries or equity investment in order to meet its short term cash requirements or other corporate goals.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.


8.   INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The new statement supersedes the Company's previous policy of accounting for income taxes under Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes " (SFAS 96). Both statements require the use of the liability method of accounting for income taxes, but the recognition of deferred tax assets was limited under SFAS 96. Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The change in the method of accounting for income taxes from SFAS 96 to SFAS 109 resulted in no cumulative effect adjustment.

     Income (loss) before provision for income taxes, minority interests and extraordinary income for 1993, 1992 and 1991, consists of the following:


                                                                 1993             1992             1991
                                                                 ----             ----             ----
Domestic . . . . . . . . . . . . . . . . . . . . .            $(10,964,000)    $(51,269,000)    $(19,342,000)
Foreign. . . . . . . . . . . . . . . . . . . . . .              (1,930,000)      10,992,000       50,806,000
                                                               -----------      -----------      -----------
                                                              $(12,894,000)    $(40,277,000)    $ 31,464,000
                                                               ===========      ===========      ===========


     The income tax (benefit) provision consists of the following:

                                                                 1993             1992             1991
                                                                 ----             ----             ----
Current:
  Federal. . . . . . . . . . . . . . . . . . . . .            $  (162,000)     $  5,928,000     $  3,452,000
  State. . . . . . . . . . . . . . . . . . . . . .                     --           212,000          360,000
  Foreign. . . . . . . . . . . . . . . . . . . . .               (312,000)        1,801,000        3,072,000
                                                               ----------       -----------      -----------
         . . . . . . . . . . . . . . . . . . . . .            $  (474,000)        7,941,000        6,884,000
                                                               ==========       ===========      ===========

Deferred:
  Federal. . . . . . . . . . . . . . . . . . . . .                     --           841,000          103,000
  State. . . . . . . . . . . . . . . . . . . . . .                     --                --          (39,000)
  Foreign. . . . . . . . . . . . . . . . . . . . .                     --         1,185,000         (374,000)
                                                               ----------       -----------       ----------
                                                              $        --         2,026,000         (310,000)
                                                               ----------       -----------       ----------
                                                              $  (474,000)     $  9,967,000      $ 6,574,000
                                                               ==========       ===========       ==========


     Of the 1992 current federal tax provision of $5,928,000, $956,000 relates to the tax benefit from the exercise of stock options. Such amount was credited to additional capital.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     The primary components of temporary differences which give rise to the Company's net deferred taxes are as follows:


                                              January 1, 1993             December 31, 1993
                                              ---------------             -----------------
Deferred tax assets:
  Inventory and other reserves                  $   6,386                   $   5,378
  Amortization differences                          1,986                         246
  Compensation not currently deductible             1,029                         873
  Unrealized losses                                 2,151                       2,214
  Other deferred items                              1,750                       1,750
  Domestic NOL                                     40,012                      50,983
  Foreign NOL                                      12,635                      13,311
  Valuation reserve                               (63,985)                    (72,733)
                                                 --------                    --------
        Total deferred tax asset                    1,964                       2,022
                                                 --------                    --------
Deferred tax liabilities:
  Depreciation (tax over book)                     (1,964)                     (2,022)
                                                 --------                    --------
        Total deferred tax liability               (1,964)                     (2,022)
                                                 --------                    --------
        Net deferred tax liability               $      0                    $      0
                                                 ========                    ========

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                               1993              1992             1991
                                                               ----              ----             ----
Statutory rate . . . . . . . . . . . . . . . . . . . . . .     (35%)             (34%)            34%
Operating losses--no tax benefit realized. . . . . . . . .      30                15              25
Write-off and amortization of goodwill . . . . . . . . . .       5                47              10
Provision to return adjustment . . . . . . . . . . . . . .      (1)               --              --
Reduction in foreign tax liabilities . . . . . . . . . . .      (2)               --              --
Utilization of domestic NOL. . . . . . . . . . . . . . . .      --                (2)            (28)
Utilization of foreign NOL . . . . . . . . . . . . . . . .      --                (3)             (2)
Foreign source income taxed at different effective
 rates, net. . . . . . . . . . . . . . . . . . . . . . . .      --                12             (45)
Transactions involving subsidiaries stock. . . . . . . . .      --               (12)             23
Alternative minimum tax. . . . . . . . . . . . . . . . . .      --                 1               1
Other, net . . . . . . . . . . . . . . . . . . . . . . . .      (1)                1               4
                                                               -----             -----           ----
                                                                (4%)               25%             22%
                                                               =====             =====           ====

     The Company files its Federal income tax return on a stand-alone basis.
In years prior to 1993, tax sharing agreements allocated taxes for periods when a subsidiary was included in the Company's consolidated tax return. The following table indicates inclusion of subsidiaries in the Company's consolidated tax return.

                                                  1992               1991
                                                  ----               ----
         SPI                                         --              Until 8-13-91
         Biomedicals                                 --                   --
         Viratek                                  Until 2-1-92       Entire year


    The Company conducts business in a number of different tax jurisdictions. Accordingly, losses sustained in one jurisdiction generally cannot be applied to reduce taxable income in another jurisdiction. The income of certain foreign subsidiaries is not subject to U.S. income taxes, except when such income is paid to the U.S. parent company or one of its domestic subsidiaries. No U.S. taxes have been provided on the Company's foreign subsidiaries since management intends to reinvest those amounts in foreign operations. Included in consolidated retained earnings (deficit) at December 31, 1993 is approximately $1,820,000 of accumulated earnings of foreign operations that would be subject to U.S. income taxes if and when repatriated.

    The Company has domestic net operating loss carryforwards ("NOL") of approximately $190,000,000 (of which $17,800,000 will be credited to additional capital when utilized) at December 31, 1993, expiring at various dates from 1994 through the year 2008.

    Included in the $190,000,000 NOL is approximately $47,500,000 of NOL attributable to Viratek. Of the $47,500,000 NOL attributable to Viratek, $10,900,000 will be credited to capital when utilized. Viratek's

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

NOL can only be utilized by the Company to offset Viratek taxable income generated on a separate company basis.

    Also included in the $190,000,000 NOL is approximately $39,000,000 of domestic NOL and $38,000,000 of foreign NOL attributable to Biomedicals of which $458,000 will be credited to additional capital when utilized. Biomedicals' NOL's are restricted to utilization by that company. In connection with the acquisition of Flow, Biomedicals acquired Flow's domestic net operating loss carryforwards of $9,771,000. Biomedicals has agreed to pay Flow the first $500,000 of any benefits realized. In the event this amount is not realized by November 1994, it will become due and payable to Flow including interest at 10%. Tax benefits realized in excess of $500,000 will be shared equally with Flow.

     The Company is currently under examination by the U.S. Internal Revenue Service ("IRS") for the tax years ended November 30, 1989 and 1988. While the proposed adjustments, if upheld, would not result in a significant additional tax liability, they would result in significant reductions in the NOL carryforwards available to the Company in the future.


9.  COMMITMENTS AND CONTINGENCIES

Operating and capital leases

    At December 31, 1993, the Company and its consolidated subsidiaries were committed under noncancellable operating and capital leases for minimum aggregate lease payments as follows:

                                              OPERATING          CAPITAL
                                               LEASES            LEASES
                                              ---------          -------
          1994 . . . . . . . . . . . . . .    $  849,000         $155,000
          1995 . . . . . . . . . . . . . .       799,000           88,000
          1996 . . . . . . . . . . . . . .       625,000           88,000
          1997 . . . . . . . . . . . . . .       507,000           89,000
          1998 . . . . . . . . . . . . . .       534,000               --
          Thereafter . . . . . . . . . . .     4,782,000               --
                                               ---------          -------
                                              $8,096,000          420,000
                                               ---------
     Less amounts representing interest. .                        62,000
                                                                  -------
     Present value of net minimum lease
       payments . . . . . . . . . . . . . .                       358,000
     Less current maturities. . . . . . . .                       129,000
                                                                  -------
                                                                 $229,000
                                                                  =======

     Rental expense on operating leases was $870,000 in 1993, $2,934,000 (including SPI) in 1992 and $2,107,000 (including SPI) in 1991.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Post approval studies

     By letter dated December 31, 1985, the FDA advised Viratek that the FDA had approved Viratek's NDA for the hospital use of aerosolized ribavirin for the treatment of RSV in infants. As a condition of the approval, Viratek agreed to conduct certain additional studies. The future costs of such studies are not expected to be significant.

Litigation

      The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776
(VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). The plaintiffs represent alleged classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 to and including April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. The plaintiffs allege that during such period the defendants made, or aided and abetted other defendants in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding VirazoleR, including the efficacy and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The plaintiffs seek an unspecified amount of monetary damages, together with interest thereon, and their costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The ICN defendants moved to dismiss the consolidated complaint in March 1988, for failure to state a claim upon which relief may be granted and for failure to plead the allegations of fraud and misrepresentation with sufficient particularity. On September 18, 1992, the Court denied the ICN defendants' motion to dismiss and for summary judgment. The ICN defendants filed their answer on February 17, 1993. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber, Inc. and that they would submit a proposed settlement stipulation to the Court. Expert discovery, which commenced in September 1993, is expected to conclude by the end of April 1994. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that, assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages experts have testified that damages are zero. Management believes, having extensively reviewed the issues in the above referenced matters, that there are strong defenses and that the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation are allocated equally between ICN and Viratek.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     In August 1992, an action was filed in United States District Court for the Southern District of New York, entitled Rossi v. ICN Pharmaceuticals, Inc. (Case No. 92 Cir. 4819 (CL6)). The plaintiffs, citing theories of product liability, negligence and strict liability in tort, allege that birth defects in an infant were caused by the mother's exposure to ribavirin during pregnancy. The plaintiff's counsel has agreed to place the case on the courts "suspense calendar" pending completion of ICN's investigation of the underlying facts. Based on such investigation, the case was dismissed with prejudice pursuant to stipulation by the parties in December 1993. Pursuant to a license agreement, SPI has indemnified Viratek and ICN for lawsuits involving the use of VirazoleR.

     On September 27, 1993, ICN and Biomedicals filed a complaint in the California State Superior Court for Orange County, California, against GRC International Inc., alleging fraud, negligent misrepresentation in the sale of securities in California and violations of state and federal securities laws. The precise amount of damages is unknown at this time. The lawsuit arises out of the acquisition of all of the issued and outstanding shares of Flow Laboratories, Inc. ("Flow") and Flow Laboratories B.V. by Biomedicals in November 1989 from GRC International Inc., (formerly known as Flow General Inc.). Defendant GRC's motion to compel arbitration was granted as to the Biomedicals claims. The action is stayed until April 7, 1994, as to ICN's causes of action.

      On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that Khan violated numerous provisions of the
                   -----------
securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. As relief, ICN and Viratek, among other things, sought an injunction enjoining Khan from effectuating a change in control of ICN and compensatory and punitive damages in the amount of $25,000,000. Khan filed a counterclaim on April 12, 1993, naming the then ICN directors and ICN, as a nominal defendant sued only in a derivative capacity. The counterclaim contains causes of action for slander, interference with economic relations, and a shareholders' derivative action for breach of fiduciary duties. Khan seeks compensatory damages for interest in an unspecified amount, and exemplary damages of $29,000,000. On December 22, 1993, Khan filed a notice of appeal from a prior injunction granted by the court, to the Court of Appeals for the Second Circuit. On March 13, 1994, that appeal was dismissed on the grounds that Khan had defaulted for failure to comply with the Court's scheduling order. Management believes that Khan's counterclaim is without merit and the Company intends to vigorously defend this matter.

     The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of management, these various other pending lawsuits will not have a material adverse effect on the consolidated financial position or operations of the Company.

Purchase Commitment

     Biomedicals has a purchase commitment with a major supplier for which the remaining purchase of inventory under agreement which will be due June 1994 in the amount of approximately $1,727,000 (Finnish Markka 10,000,000).

     Biomedicals is also a guarantor on a note payable to the same supplier for which ICN is primarily liable. On June 30, 1993, ICN filed a claim in arbitration alleging breach of agreement entered into with such supplier and withheld final payment due on that date of approximately $1,295,000 (Finnish Markka 7,500,000). In addition, ICN is seeking declaration and award that Biomedicals is not obligated to honor the aforementioned purchase commitment or installments on the note. Arbitration is set for October 4, 1994.

Acquisition Commitments

     Under the terms of the Flow purchase agreement, Biomedicals issued 100,000 shares of common stock to the seller, which shares have a guaranteed value of $20 per share on November 8, 1994. If the fair value, as defined, of Biomedicals' common stock is less than $20 per share on that date, Biomedicals must pay the difference in cash. Biomedicals may redeem such shares for the $20 guaranteed value prior to November 8, 1994. At December 31, 1993, Biomedicals would have paid $1,575,000 to honor the guarantee.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Product Liability Insurance

     During 1985, after reviewing costs, availability and related factors, management decided not to continue to maintain product liability insurance. While to date no material adverse claim for personal injury resulting from allegedly defective products, including ribavirin, has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

Other

     Milan Panic, the Company's Chairman of the Board, President and Chief Executive Officer, is employed under a contract expiring November 30, 1994 that provides for, among other things, certain retirement benefits. Mr. Panic, at his option, may provide consulting services upon his retirement for $120,000 per year for life, subject to annual cost-of-living adjustments from the base year of 1967 currently estimated to be in excess of $520,000 per year.
The consulting fee shall not at any time exceed the annual compensation as adjusted, paid to Mr. Panic. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost of living adjustments.

     The Board of Directors of the Company adopted Employment Agreements during 1993 which contain "change in control" benefits for six key senior executive officers of the Company and its subsidiaries. Upon a "change in control" of the Company or the respective subsidiary as defined in the Contract, the employee shall receive severance benefits equal to three times salary and other benefits. The executives include Mr. Jerney, Mr. Giordani, Mr. MacDonald and Mr. Watt, officers of the Company, Mr. Phillips and Mr. Sholl, officers of SPI.

     On April 1, 1992, the Board of Directors of the Company voted to grant to Mr. Panic, a bonus of 200,000 shares of the common stock of SPI in consideration of his extraordinary efforts in negotiating and closing the Galenika transaction, which was paid in 1992.

     In July 1992, Milan Panic, Chairman of the Board, President and Chief Executive Officer of the Company, with the approval of the Company's Board of Directors, became Prime Minister of Yugoslavia and was granted a paid leave of absence from all duties to the Company while retaining his title as Chairman of the Board. Mr. Panic and the Company entered into a Leave of Absence and Reemployment Agreement which contained mutual obligations, requiring, among other things, that the Company reemploy Mr. Panic and that Mr. Panic return to his previous positions with the Company. Mr. Panic was succeeded as Prime Minister on March 4, 1993, and pursuant to the Leave of Absence and Reemployment Agreement, returned to his duties at the Company. In addition to the salaries of Mr. Panic and certain Company employees assisting him during his leave of absence, the Company has incurred certain other expenses of which the net amount outstanding totalled $103,000 at December 31, 1992 in connection with Mr. Panic's transition to and return from his leave of absence. Mr. Panic reimbursed the Company for expenses paid by the Company in 1992, subject to a review by an independent outside party and the Audit Committee of the Board. Amounts incurred by the Company during the first quarter of 1993 for approximately $362,000 remain unpaid at December 31, 1993. In addition, Mr. Panic reimbursed certain withholding taxes due as of December 31, 1992, previously advanced by the Company, in connection with the exercise of stock options, in the amount of $1,351,000. Mr. Panic paid these amounts, during 1993, in the form of cash in the amount of $678,000 and common stock of Viratek, Inc. in the amount of $776,000 valued at fair market value.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

Benefit plans

     The Company adopted a 401(k) plan in 1988 that provides all U.S. employees with the opportunity to defer a portion of their compensation for payout at a subsequent date. The Company makes a contribution equal to one half of the employee's contribution up to a maximum of approximately $4,000 per year. The employer and employee contributions are given to a trustee on a monthly basis and invested by the trustee in fixed or variable interest-bearing investments or a common stock fund. The Company has made such matching contributions for 1993, 1992, 1991 of $447,000, $397,000 and $398,000, respectively.

     Biomedical's United Kingdom subsidiary has a defined benefit retirement plan which covers all eligible U.K. employees. The plan is actuarily reviewed approximately every three years. Annual contributions are based on total pensionable salaries. It is estimated that the plan's assets exceeded the actuarial computed value of vested benefits as of December 31, 1993 and 1992. The total expense under this plan for 1993, 1992 and 1991 was approximately $248,000, $32,000 and $440,000, respectively.

     The Company also has deferred compensation agreements with certain officers and certain key employees, with benefits commencing at death or retirement. As of December 31, 1993, the present value of the deferred compensation benefits to be paid has been accrued in the amount of $2,481,000. Interest at 11.75% as of December 31, 1993, accrues until all payments are made. No new contributions are being made, however, interest continues to accrue on the present value of the benefits expected to be paid. The expense for 1993, 1992 and 1991 was $217,000, $309,000 and $453,000, respectively.

10.  COMMON STOCK

     Under the Company's 1981 Employee Stock Option Plan, 700,000 shares of common stock have been reserved for granting to key employees, officers and directors of the Company. The exercise price of these options may not be less than the fair market value of the stock at date of grant and may not have a term exceeding ten years. At December 31, 1993, options under the 1981 Employee Incentive Stock Option Plan for 35,878 shares were outstanding and exercisable (at prices ranging from $3.00 to $9.25). The number of shares exercised were: 1993 - 30,256; 1992 - 2,250; 1991 - 5,000, at average prices of $4.655, $3.00 and $6.375, respectively.

     At December 31, 1993, options under the 1981 non-qualified stock option agreements with key employees and officers of the Company for 215,863 shares were outstanding (at prices ranging from $3.00 to $5.75) with 126,863 shares exercisable. The number of shares exercised were: 1993 - 153,808; 1992 - 181,855; 1991 - 348,007, at average prices of $4.736, $3.55 and $3.00, respectively.

     During 1992, the stockholders of the Company approved the 1992 Non-Qualified Stock Option Plan ("1992 Option Plan") and the 1992 Employee Incentive Stock Option Plan ("1992 Incentive Plan"), reserving 500,000 shares per plan of the Company's common stock for issuance to employees and directors of the Company. The Company has granted options for shares of its common stock under both plans. Options under both plans are exercisable over a period to be determined by the Compensation Committee, which shall not exceed ten years from the date of grant and will expire at the end of the option period. At December 31, 1993, under the 1992 Option Plan, options of 85,000 were outstanding (at prices ranging from $6.375 to $22.875), 11,000 shares were exercisable and none have been exercised. At December 31, 1993, under the 1992

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     Incentive Plan, options of 255,000 were outstanding (at prices ranging from $6.375 to $9.50), 26,250 shares were exercisable and none have been exercised.

     In addition, the Company entered into non-qualified stock option agreements with Mr. Panic pursuant to which he could purchase 932,000 shares of common stock of the Company at $3.00 per share of which 832,000 shares were exercised in 1993. There were no shares exercised in 1992 and 100,000 shares were exercised in 1991. As of December 31, 1993, no shares were outstanding.

     During 1993 and 1992, the Company sold, under various agreements, 3,000,000 and 4,198,000 shares of its common stock to a foreign bank for $21,861,000 and $30,608,000, respectively, which is net of transaction fees and commissions.


11.  DETAIL OF CERTAIN ACCOUNTS

                                                              1993              1992
                                                              ----              ----
Inventories, net:
  Raw materials and supplies . . . . . . . . . . . . . .  $  3,422,000      $  3,898,000
  Work-in-process. . . . . . . . . . . . . . . . . . . .       610,000         2,439,000
  Finished goods . . . . . . . . . . . . . . . . . . . .    23,048,000        22,692,000
                                                           -----------       -----------
                                                          $ 27,080,000      $ 29,029,000

  Allowance for inventory obsolescence . . . . . . . . .   (11,479,000)      (15,530,000)
                                                           -----------       -----------
                                                          $ 15,601,000      $ 13,499,000
                                                           ===========       ===========
Property, plant and equipment, net:
  Land . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,697,000      $ 11,852,000
  Buildings. . . . . . . . . . . . . . . . . . . . . . .    18,096,000        16,223,000
  Machinery and equipment. . . . . . . . . . . . . . . .    21,919,000        21,214,000
  Furniture and fixtures . . . . . . . . . . . . . . . .     3,464,000         3,972,000
  Leasehold improvements . . . . . . . . . . . . . . . .     2,709,000         2,440,000
  Construction in progress . . . . . . . . . . . . . . .        78,000            78,000
                                                           -----------       -----------
                                                            59,963,000        55,779,000
  Accumulated depreciation . . . . . . . . . . . . . . .   (23,720,000)      (21,666,000)
                                                           -----------       -----------
                                                          $ 36,243,000      $ 34,113,000
                                                           ===========       ===========
Other assets and deferred charges:
  Deferred loan costs. . . . . . . . . . . . . . . . . .  $  4,546,000      $  6,021,000
  Patents, trademarks and clinical trials,
    net of amortization. . . . . . . . . . . . . . . . .     2,102,000         3,178,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       946,000           408,000
                                                           -----------       -----------
                                                          $  7,594,000      $  9,607,000
                                                           ===========       ===========
Accrued liabilities:
  Payroll and related items. . . . . . . . . . . . . . .  $  2,305,000      $  1,939,000
  Accrued interest . . . . . . . . . . . . . . . . . . .     6,909,000         7,129,000
  Lease vacancy costs. . . . . . . . . . . . . . . . . .     1,200,000                --
  Income taxes payable . . . . . . . . . . . . . . . . .     1,227,000           333,000


                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

  Professional services. . . . . . . . . . . . . . . . .     4,027,000         8,583,000
  Outside sales commissions. . . . . . . . . . . . . . .       478,000           831,000
  Deferred income. . . . . . . . . . . . . . . . . . . .     2,397,000         2,294,000
  Severance, restructuring and other
    liabilities related to acquisitions. . . . . . . . .       478,000         4,509,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     2,376,000         6,898,000
                                                            ----------        ----------
                                                          $ 21,397,000      $ 32,516,000
                                                            ==========        ==========
Other liabilities and deferred income taxes:
  Deferred compensation plan . . . . . . . . . . . . . .  $  2,191,000      $  1,919,000
  Deferred income--Hoffmann. . . . . . . . . . . . . . .     3,791,000         4,147,000
  Deferred income taxes. . . . . . . . . . . . . . . . .       109,000           528,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       923,000         2,754,000
                                                            ----------        ----------
                                                          $  7,014,000      $  9,348,000
                                                            ==========        ==========

     Prepaid expenses and other current assets include assets held for sale of $1,218,000 at December 31, 1993 and $10,225,000 at December 31, 1992, which are recorded at the lower of cost or net realizable value. During the fourth quarter of 1993, Biomedicals moved its Italian operation from Cassina de Pecchi, Italy, a leased facility, back to Opera, an owned facility. Therefore, the Opera facility was reclassified from assets held for disposition to Property, Plant and Equipment.

Other (income) expense, net:

                                                              1993              1992              1991
                                                              ----              ----              ----
  Realized (gains) losses from sale
    of marketable securities, net. . . . . . . . . . . .  $  (139,000)      $  (228,000)      $   354,000
  Amortization of goodwill . . . . . . . . . . . . . . .    2,102,000         4,216,000         3,944,000
  Litigation settlements . . . . . . . . . . . . . . . .           --         1,247,000         7,143,000
  Write-down of assets and intangibles . . . . . . . . .           --         2,000,000                --
  Write-off prepaid royalties. . . . . . . . . . . . . .           --                --         1,503,000
  Write-downs and other costs for
    domestic nutrition group . . . . . . . . . . . . . .           --                --        10,878,000
  Facility relocation expense
    in Spain . . . . . . . . . . . . . . . . . . . . . .           --                --         2,198,000
  Gain on lease termination. . . . . . . . . . . . . . .     (938,000)               --                --
  Favorable settlement of a foreign non-income
    tax dispute and accrued liability. . . . . . . . . .   (1,680,000)               --                --
  License fees . . . . . . . . . . . . . . . . . . . . .           --         2,187,000                --
  Lease vacancy costs. . . . . . . . . . . . . . . . . .    1,436,000                --                --
  Other, net . . . . . . . . . . . . . . . . . . . . . .      298,000         5,765,000         3,459,000
                                                           ----------        ----------        ----------
                                                          $ 1,079,000       $15,187,000       $29,479,000
                                                           ==========        ==========        ==========

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

12.  BUSINESS SEGMENTS AND GEOGRAPHICAL DATA

     The Company operates in two industry segments: pharmaceuticals (the "Pharmaceuticals group") and biomedicals (the "Biomedicals group"). The Pharmaceuticals group is composed of SPI (accounted for as an unconsolidated equity investee effective December 31, 1992), which produces and markets pharmaceutical products in the United States, Mexico, Canada and Europe; and Viratek, which conducts the Company's research and development efforts on compounds derived from nucleic acids. The Biomedicals group is composed of Biomedicals, which markets research chemical and cell biology products and related services, biomedical instrumentation and immunodiagnostic reagents and instrumentation.

     Information regarding the Company's business segments and geographic data for the years ended 1993, 1992 and 1991 is as follows:

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

                                                                           1993                 1992                1991
                                                                           ----                 ----                ----
Net sales:(1)
  Pharmaceuticals group. . . . . . . . . . . . . . . . . . . . . . . . . . $  3,480,000         $476,118,000        $364,358,000
  Biomedicals group. . . . . . . . . . . . . . . . . . . . . . . . . . . .   59,076,000           75,648,000          96,007,000
                                                                            -----------          -----------         -----------
    Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 62,556,000         $551,766,000        $460,365,000
                                                                            ===========          ===========         ===========
Income (loss) before interest, provision for income taxes,
  minority interest and extraordinary income:
  Pharmaceuticals group (5). . . . . . . . . . . . . . . . . . . . . . . . $  8,591,000         $ 55,610,000        $ 60,269,000
  Biomedicals group. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,847,000          (97,234,000)         (6,471,000)
                                                                            -----------          -----------         -----------
                                                                             11,438,000          (41,624,000)         53,798,000
  Corporate(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,370,000)          26,909,000          11,985,000
                                                                            -----------          -----------         -----------
    Income (loss) before interest, provision for income taxes,
      minority interest and extraordinary income . . . . . . . . . . . . .    6,068,000          (14,715,000)         65,783,000
  Net interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .   18,962,000           25,562,000          34,321,000
                                                                            -----------          -----------         -----------
  Income (loss) before provision for income taxes, minority
    interest and extraordinary income. . . . . . . . . . . . . . . . . . . $(12,894,000)        $(40,277,000)       $ 31,462,000
                                                                            ===========          ===========         ===========


                                          DEPRECIATION AND AMORTIZATION                          CAPITAL EXPENDITURES
                                  ---------------------------------------------          ----------------------------------------
                                  1993                 1992                1991            1993            1992            1991
                                --------             --------            --------        --------        --------        --------
  Pharmaceuticals group. . . .  $ 1,770,000          $ 9,390,000         $ 9,536,000     $   207,000     $11,610,000     $19,051,000
  Biomedicals group. . . . . .    3,607,000            6,174,000           6,095,000       2,235,000         911,000       1,978,000
  Corporate. . . . . . . . . .    1,985,000            2,046,000             535,000         106,000          33,000          17,000
                                 ----------           ----------          ----------      ----------      ----------      ----------
                                $ 7,362,000          $17,610,000         $16,166,000     $ 2,548,000     $12,554,000     $21,046,000
                                 ==========           ==========          ==========      ==========      ==========      ==========




                                                                                                    IDENTIFIABLE ASSETS
                                                                                        -------------------------------------------
                                                                                            1993          1992(4)          1991
                                                                                        ------------    ------------    -----------
Pharmaceuticals group. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $116,406,000    $111,768,000    $367,561,000
  Biomedicals group. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,806,000      67,548,000     170,540,000
  Corporate (3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,644,000      44,252,000      36,985,000
                                                                                        ------------    ------------    ------------
                                                                                        $207,856,000    $223,568,000    $575,086,000
                                                                                        ============    ============    ============

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993


                                                                                 INCOME (LOSS) BEFORE INTEREST, PROVISION FOR
                                                                                          TAXES AND MINORITY INTEREST,
                                                   NET SALES(1)                             AND EXTRAORDINARY INCOME
                              ---------------------------------------------      --------------------------------------------
                                1993             1992             1991            1993              1992           1991
                              --------         --------         --------        --------          --------       --------
United States. . . . . . .    $ 39,696,000     $ 92,769,000     $ 95,917,000    $ 13,022,000      $(54,864,000)  $ (7,540,000)
Western Europe . . . . . .      16,311,000       62,311,000       74,225,000      (2,465,000)      (29,315,000)       830,000
Yugoslavia . . . . . . . .              --      325,903,000      224,782,000              --        37,692,000     57,190,000
Latin America. . . . . . .              --       48,654,000       41,691,000              --         3,772,000      1,249,000
Canada . . . . . . . . . .       2,381,000       16,779,000       18,148,000         157,000         1,234,000      1,813,000
Asia/Pacific . . . . . . .       4,168,000        5,350,000        5,602,000         724,000          (143,000)       256,000
                               -----------      -----------      -----------     -----------       -----------    -----------
                              $ 62,556,000     $551,766,000     $460,365,000      11,438,000       (41,624,000)    53,798,000
                               ===========      ===========      ===========
Corporate(2) . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .   (5,370,000)       26,909,000     11,985,000
                                                                                 -----------       -----------    -----------
                                                                                $  6,068,000      $(14,715,000)  $ 65,783,000
                                                                                 ===========       ===========    ===========

                                                                                                  IDENTIFIABLE ASSETS
                                                                                      ----------------------------------------
                                                                                        1993            1992(4)         1991
                                                                                      --------        -----------     --------
United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $152,301,000    $147,930,000    $169,747,000
Western Europe. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,928,000      29,298,000     115,329,000
Yugoslavia. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --              --     218,284,000
Latin America . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --              --      22,961,000
Canada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            561,000         521,000       9,704,000
Asia/Pacific. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,422,000       1,567,000       2,076,000
                                                                                       -----------     -----------     -----------
                                                                                       172,212,000     179,316,000     538,101,000
Corporate (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,644,000      44,252,000      36,985,000
                                                                                       -----------     -----------     -----------
                                                                                      $207,856,000    $223,568,000    $575,086,000
                                                                                       ===========     ===========     ===========


(1)  Sales between industry segments and geographic areas are not material.

(2) Corporate and other includes corporate general and administrative expenses, net interest expense, other non-operating income and expense, and unrealized gains and losses.

(3) Corporate assets exclude intercompany receivables, loans, advances and investments.

(4) Excludes the amounts of SPI Pharmaceuticals, Inc. which was deconsolidated at December 31, 1992, but includes ICN's investment in SPI in the "Pharmaceuticals Group" and in the "United States".

(5) Included in Income (loss) before provision for taxes and minority interest and extraordinary income for the United States and Pharmaceuticals group for 1993 is $11,646,000 representing the equity in earnings of SPI.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     The following tables set for the amount of net sales, income before provision for income taxes and minority interest and identifiable assets of SPI by geographical areas for 1993 (in thousands):

                                                                 1993
                                      ----------------------------------------------------------------
                                                         INCOME (LOSS) BEFORE
                                                          INTEREST, PROVISION
                                                          FOR INCOME TAXES AND            IDENTIFIABLE
                                      SALES                MINORITY INTEREST                 ASSETS
                                      -----               --------------------            ------------
United States                        $  62,008                 $ 25,756                     $  38,764
Yugoslavia                             239,832                   11,828                       180,055
Mexico                                  57,782                    7,371                        33,874
Western Europe                          30,601                    4,079                        33,284
Canada                                  13,734                      851                         6,155
Corporate                                   --                   (7,101)                        9,885
                                      --------                  -------                      --------
  Income before interest,
   provision for income tax
   and minority interest                    --                 $ 42,784                            --
  Net interest expense                      --                   15,717
                                                                -------                            --
  Income before provision
   for income taxes and
   minority interest                        --                 $ 27,067                            --
                                                                =======
Total                                $ 403,957                                              $ 302,017
                                      ========                                               ========

    During the year ended December 31, 1993, approximately 68% of Galenika's sales were to the Federal Republic of Yugoslavia or government sponsored entities. At December 31, 1993, there were no significant receivables from the Yugoslavian government, however future sales of Galenika could be dependent on the ability of the Yugoslavian government to generate cash to purchase pharmaceuticals and the continuation of its current policy to buy products from Galenika. No other customer accounts for more than 10% of SPI's net sales.

    Export sales shipped from the United States for 1993, 1992 and 1991 were $3,892,000, $8,857,000 (including SPI) and $8,034,000 (including SPI), respectively.

13.   SUPPLEMENTAL CASH FLOWS DISCLOSURES:

     Supplemental information

    The following table sets forth the amounts of interest and income taxes paid for the years ended 1993, 1992 and 1991.

                                                                            1993                   1992                    1991
                                                                            ----                   ----                    ----
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,918,000            $26,545,000             $30,057,000
                                                                           ----------             ----------              ----------
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .    $   488,000            $ 2,435,000             $ 2,793,000
                                                                           ----------             ----------              ----------


                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     On August 30, 1993, Biomedicals issued 300,000 and 390,000 shares of preferred stock series "A" and "B", respectively, to ICN. In exchange, ICN retired $11,000,000 of debt owed to ICN by Biomedicals and exchanged
13,368,449 shares of Biomedicals' common stock that ICN owned. See Note 4 "ICN Biomedicals, Inc." concerning Biomedicals' preferred stock transaction.


     During 1991, SPI acquired Galenika as follows:

Estimated fair value of net assets acquired:
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 162,581,000
  Liabilities and minority interest. . . . . . . . . . . . . . .  (104,280,000)
                                                                  ------------
                                                                    58,301,000
Less consideration given:
  SPI Stock contributed by ICN . . . . . . . . . . . . . . . . .    11,555,000
  Obligation to Galenika . . . . . . . . . . . . . . . . . . . .    13,550,000
  Fees and expenses. . . . . . . . . . . . . . . . . . . . . . .     3,000,000
  Issuance of SPI common stock to employees. . . . . . . . . . .     9,000,000
  Other consideration . . . . .. . . . . . . . . . . . . . . . .     6,743,000
                                                                  ------------
     Net cash paid to Galenika                                   $  14,453,000
                                                                  ============


14.  RESTRUCTURING COSTS AND SPECIAL CHARGES

     In November 1989, Biomedicals acquired for $37,700,000 all of the issued and outstanding common shares of Flow Laboratories, Inc. and Flow Laboratories B.V. from GRC International, Inc. (formerly Flow General Inc.). These companies together with their respective subsidiaries ("Flow"), constitutes the Biomedical division of Flow General. The excess of the total purchase price (including acquisition costs) over the fair value of net assets acquired was $35,245,000, which was allocated to the excess of costs over net assets of purchased subsidiaries and was being amortized over 40 years. Flow was a manufacturer and distributor of several thousand biochemical products worldwide. At the time of the acquisition, Biomedicals had concluded that Flow was a significant complement to the company, since Flow had a major presence in the European markets, which Biomedicals lacked at the time. Therefore, more than products, Biomedicals acquired an international distribution network. Since 1990, Biomedicals utilized this distribution network to introduce ICN products. At the same time, it decided to phase out or to eliminate Flow low margin products, certain other product lines which did not fit Biomedicals' long-term strategies and to close down inefficient operations.

     In prior years and the first three quarters of 1992, recoverability of goodwill associated with the Flow acquisition was focused on the European operations as Biomedicals had only a limited presence in Europe prior to the Flow acquisition. Accordingly, Biomedicals used the expected future operating income of the European operations in evaluating the recoverability of the Flow goodwill. During 1991, Biomedicals initiated a restructuring program designed to reduce costs, and improve operating efficiencies. The program included, among other items, the consolidation, relocation and closure of certain manufacturing and distribution facilities within the U.S. and Europe, which were acquired in the Flow acquisition. Those measures, including a fifteen percent reduction in the work force, were largely enacted during 1991 and continued in 1992. Costs incurred relating to this restructuring plan during 1991 were $6,087,000.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     During the fourth quarter of 1992, as a result of a continued decline in sales and other factors, Biomedicals reassessed their business plan and prospects for 1993 and beyond which included, among other things, the decision to sell the last remaining major European manufacturing facility and to restructure the previously acquired distribution network and European operations in line with the revised sales estimates. Consequently, based upon the continuing decline in European revenue and profitability relating to Flow, Flow facility closures and an ineffective distribution network, management concluded that there was no current or expected future benefit associated from the Flow acquisition. Accordingly, Biomedicals wrote off goodwill and other intangibles, primarily from the Flow acquisition of $37,714,000.

     The relocation of various U.S., and European operations was re-evaluated. It was determined that many of the operations did not support the costs of maintaining separate facilities. Therefore, estimated costs associated with lease termination, employee termination, facility shut-down (of facilities held for disposition) were expensed primarily in the fourth quarter of 1992, and amounted to $4,858,000.

     During the fourth quarter of 1992, Biomedicals reassessed the valuation of inventory, given the decline in sales and lack of effective integration of Biomedicals' and Flow's product lines. Accordingly, Biomedicals recorded a provision for abnormal write-downs of inventory to estimated realizable value of $9,924,000 and discontinued products of $3,377,000.

     In addition, during the fourth quarter of 1992, Biomedicals determined that the unamortized costs of the catalog marketing program would not be recovered within a reasonable period, therefore, costs totaling $6,659,000 were written off. In the future, specifically focused customer or "product line" catalogs will be used for customer product lines and a more focused general catalog for others.

     Restructuring and special charges of $63,032,000 and $6,087,000 are shown as a separate item in the Consolidated Statement of Operations and include the following for the years 1992 and 1991, no similar charges were incurred during 1993:

                                                   1992              1991
                                                 --------          --------
Goodwill and other intangibles. . . . . . . . .  $37,714,000       $        --
Catalog . . . . . . . . . . . . . . . . . . . .    6,659,000                --
Inventory allowances. . . . . . . . . . . . . .    9,924,000                --
Discontinued products . . . . . . . . . . . . .    3,377,000         1,550,000
Employee termination costs. . . . . . . . . . .    1,961,000         1,866,000
Lease termination costs . . . . . . . . . . . .    1,434,000           737,000
Facility relocation costs . . . . . . . . . . .      357,000           724,000
Reduction to net realizable value of vacant
  facilities held for disposition . . . . . . .    1,106,000           800,000
Miscellaneous restructuring costs . . . . . . .      500,000           410,000
                                                  ----------        ----------

         Total. . . . . . . . . . . . . . . . .  $63,032,000       $ 6,087,000
                                                  ==========        ==========

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

15.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash deposits and trade receivables. The Company places its cash deposits with respected financial institutions and limits the amount of credit exposure to any one financial institution. Biomedicals has $3,506,000 and $7,013,000 of trade receivables in Italy at December 31, 1993 and 1992, respectively. The ability to collect these receivables is influenced by the general economic conditions in that country.


16.  LEASE VACANCY COSTS

     During 1993, Biomedicals vacated its High Wycombe facility in England and moved to a facility more suitable to Biomedicals' operating needs in Thame, England. Biomedicals pursued various subleasing agreements for which none were consummated as of December 31, 1993. Consequently, Biomedicals accrued approximately $1,200,000 which represents management's best estimate of the net present value of future leasing costs to be incurred for High Wycombe. During 1993, Biomedicals expensed an additional $236,000 of leasing costs related to this facility.


17.  EQUITY INVESTMENT

     Effective December 31, 1992, the Company's ownership percentage of SPI fell below 50%, resulting in the deconsolidation of SPI in the Company's consolidated financial statements as of December 31, 1992. The investment is currently accounted for using the equity method of accounting. During 1993, ICN received $2,159,000 in dividends from SPI. The condensed results of operations for the year ended December 31, 1993 and the condensed financial position of SPI as of December 31, 1993 and 1992 are summarized below.

                                       SPI FINANCIAL POSITION
                                  AS OF DECEMBER 31, 1993 AND 1992
                                          (IN THOUSANDS)
                                  --------------------------------

                                           1993            1992
                                           ----            ----
     Current assets. . . . . . . . . .   $208,762        $235,963
     Non-current assets. . . . . . . .     93,255          97,255
     Current liabilities . . . . . . .     73,362         115,021
     Non-current liabilities . . . . .     32,347          41,530
     Minority interest . . . . . . . .     41,429          41,240
     Stockholders' equity. . . . . . .    155,879         135,427

                           SPI RESULTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)
                      -------------------------------------

                                         1993
                                         ----
     Net sales . . . . . . . . . . .   $403,957
     Gross profit. . . . . . . . . .    192,034
     Net income. . . . . . . . . . .     21,510


     On October 21, 1992, SPI announced that it had concluded an agreement with the Leningrad Industrial Chemical and Pharmaceutical Association to form a pharmaceutical joint venture in Russia, ICN Oktyabr, in which SPI will have a 75% interest. The new joint venture was registered with the Russian Federation on March 9, 1993. The joint venture represents a new business, and not the acquisition of the existing business or assets of Oktyabr. Business operations of the joint venture will commence on the completion of a business plan. Oktyabr, which recently privatized, will contribute output from its current production facilities until construction of a new facility is completed. SPI will contribute management expertise, technology, equipment, intellectual property, training and technical assistance to the new joint venture. Because of the transition of the Russian economy into a free market oriented economy, SPI plans for a gradual phase-in of the joint venture in 1994 and 1995. During this phase-in period, the joint venture will develop training and marketing strategies and begin constructing a new manufacturing facility in 1995 that is scheduled to be fully operational in 1996. Because of this phase-in period, SPI does not expect any current material effects on it operating results, as well as, its capital resources and liquidity.

     In addition to the joint venture, on March 24, 1994, SPI entered into an Agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of its joint venture partner, Oktyabr, in exchange for approximately 30,000 shares of SPI's common stock. As part of this Agreement, SPI may qualify to receive newly issued shares of Oktyabr pursuant to Russian privatization regulations that will raise its total investment in Oktyabr to 43%. The issuance of these additional shares is subject to approval and completion of an "investment plan." The completion of the investment plan will not require any additional financial resources of SPI. SPI has also extended an offer to the employees of Oktyabr to exchange their Oktyabr shares for SPI shares. The Oktyabr employees currently own approximately 33% of the outstanding shares, however, the number of employees that will exchange their shares is uncertain. In the event that SPI qualifies under the investment plan to raise its investment to 43%, it is possible that a sufficient number of employees might exchange their Oktyabr shares for SPI shares so that total
SPI investment in Oktyabr would exceed 50%. If this event occurs, SPI would be required to consolidate the financial results of Oktyabr into the financial statements of SPI.


     The condensed financial position of Galenika, a consolidated 75% owned Yugoslavian subsidiary of SPI, as of December 31, 1993 and 1992, and the condensed statements of income before provision for income taxes and minority interest for the years ended December 31, 1993 and 1992 are presented below.

                         GALENIKA FINANCIAL POSITION
                       AS OF DECEMBER 31, 1993 AND 1992
                                (IN THOUSANDS)
                      ---------------------------------

                                      1993           1992
                                      ----           ----
     Current assets. . . . . . . . .  $157,291       $190,874
     Non-current assets. . . . . . .    38,264         39,202
     Current liabilities . . . . . .    18,400         41,258
     Non-current liabilities . . . .    40,802         53,034
     Stockholders' equity. . . . . .   136,353        135,784

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

               GALENIKA CONDENSED RESULTS OF OPERATIONS BEFORE
                          PROVISION FOR INCOME TAXES
                FOR THE YEAR ENDED DECEMBER 31, 1993 AND 1992
                                (IN THOUSANDS)
               -----------------------------------------------

                                                1993               1992
                                                ----               ----
Net sales. . . . . . . . . . . . . . . . . .   $239,832           $325,903
Gross profit . . . . . . . . . . . . . . . .     83,643            173,985
Income before provision for income taxes . .        310             38,518

Sanctions:

     A substantial majority of Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). On May 30, 1992, the UNSC adopted a resolution that imposed economic sanctions on the Federal Republic of Yugoslavia and on April 17, 1993, the UNSC adopted a resolution that imposed additional economic sanctions on the Federal Republic of Yugoslavia. On April 26, 1993, the United States issued an executive order that implemented the additional sanctions pursuant to the United Nations resolution. The new sanctions continue to specifically exempt certain medical supplies for humanitarian purposes, a portion of which are distributed by Galenika.

     Galenika continues to apply for, and has received, licenses under the new sanctions. The renewed efforts to enforce sanctions will create additional administrative burdens that will slow the shipments of licensed raw materials to Yugoslavia. Shipments of imported raw materials declined in 1993 to 38% of prior year levels. Additionally, the new sanctions have contributed to an overall deteriorating business environment in which Galenika must operate.

     The new sanctions provide for the freezing of bank accounts of Yugoslavian commercial and industrial entities. The implementation of new sanctions may create a restriction on Galenika's cash holdings that are maintained in a bank outside of Yugoslavia. Management believes, however, that these funds will be available for drawdowns on lines of credit for shipments specifically licensed under the new and prior sanctions. As a result of continuing political and economic instability within Yugoslavia, including the long-term impact of the sanctions, wage and price controls and devaluations, there may be further limits on the availability of hard and local currency and consequently, an adverse impact on the future operating results of SPI.

     At December 31, 1992, Galenika had cash and cash equivalents of $44,700,000 of which $15,200,000 was restricted as to use, invested with a financial institution outside of Yugoslavia. These funds have been used for letters of guarantee on Galenika's raw material purchases and to collateralize the payment of dividends. During the first quarter 1993, $731,000 was withdrawn under the letters of guarantee. Before the implementation of additional sanctions in April 1993, approximately $9,885,000 was withdrawn under the letters of guarantee. In October 1993, Galenika acquired marketable securities with these funds in order to maximize their interest earned. The marketable securities are maintained at the same financial institution. As of December 31, 1993, at this institution, Galenika had $834,000 of hard currency and $32,587,000 of marketable securities which are used to collateralize a $10,000,000 note payable.

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

     In order to conserve operating cash, the wages of all Galenika employees were reduced to Yugoslavian minimum wage levels beginning in the fourth quarter 1993. To help alleviate the burden of sanctions and wage reductions, SPI intends to expend funds for humanitarian aid in the form of food assistance for Galenika employees. This aid will be subject to approval and licensing required by UNSC sanctions. In the first quarter 1994, SPI obtained licenses for approximately $280,000 of aid. The expenditure of future aid will be dependent on the conditions in Yugoslavia and will be subject to obtaining approval and licenses under UNSC sanctions.

Hyperinflation and Price Controls:

     Under existing Yugoslavian price controls imposed in July 1992, Galenika can no longer continue the unrestricted practice of increasing selling prices in anticipation of inflation. Rather, price increases must be approved by the government prior to implementation. The imposition of price controls along with the effect of sanctions and recurring currency devaluations resulted in reduced sales levels in the last half of 1992 and for 1993. This trend of reduced sales levels is expected to continue as long as sanctions are in place. As a result of decreased sales levels, management expects that profit margins will decrease and overall operating expenses as a percentage of sales will increase.

     As a result of the hyperinflation in Yugoslavia, the Yugoslavian government devalued the dinar on several occasions during 1993 and, on October 1, 1993, changed the denomination of the currency. The effect of the devaluations, adjusted for the change in currency denomination, was to increase the exchange rate from less than one dinar per $1 U.S. at the beginning of 1993 to over one trillion dinars per $1 U.S. at the end of 1993. In anticipation of devaluations in 1993, SPI implemented a plan described below, to minimize its monetary exposure. As a result of the devaluations and subsequent exchange losses from obtaining hard currencies, Galenika experienced translation losses of $173,000. While SPI cannot predict with any certainty the actual remeasurement and exchange gains or losses that may occur in 1994, such amounts may be substantial. Annual inflation is very high with some estimates of over 1 billion percent. Future devaluations are likely in the near term. At December 31, 1993, Galenika's net monetary liability exposure was $2,093,000. As a result of the non-tradability of the dinar, SPI is unable to effectively hedge against the loss from devaluation.

     SPI is taking action to generate the dinar cash needed to acquire hard currency to reduce its monetary exposure. Galenika has access to short-term borrowings at interest rates below the level of inflation. Galenika plans to maximize its borrowings under these arrangements and use the proceeds to acquire hard currency for the purchase of inventory. This strategy will provide hard currency, accelerate the purchase of inventory to minimize the effects of inflation, and reduce future transaction losses. This strategy will also increase Galenika's monetary liabilities, and lower its risk of loss from devaluations. This strategy, however, has resulted in increased interest expense in 1993 and will result in high levels of interest expense in 1994.

     In conjunction with a currency devaluation on July 23, 1993, the Yugoslavian government announced that businesses in Yugoslavia can no longer buy and sell hard currency in privately negotiated transactions. All purchases of hard currency must be made through the National Bank of Yugoslavia based on government approved allocations. This action could possibly limit the availability of hard currency in the future for Galenika. However, if the government is successful in controlling access to hard currency, SPI's operations in Yugoslavia may benefit through increased allocations of hard currency. Due to the strategic nature of pharmaceutical drugs in Yugoslavia, Galenika has, in the past, received relatively favorable allocations of hard

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

currency from the government. For the year ended December 31, 1993, Galenika received $12,744,000 in currency allocations.

     On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavian government guarantees the conversion of dinars to Deutsche marks and is able to do so by exercising restraint in the amount of dinars that it prints. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The impact of this change on the future operations of Galenika is uncertain.

    As required by Generally Accepted Accounting Principles ("GAAP"), SPI translates Galenika financial results at the dividend payment rate established by the National Bank of Yugoslavia. To the extent that changes in this rate lag behind the level of inflation, sales and expenses will, at times, tend to be inflated. Future sales and expenses can substantial increase if the timing of future devaluations falls significantly behind the level of inflation. While the impact of sanctions, price controls, and devaluations on the future sales and net income cannot be determined with certainty, they may, under the present political and economic environment, result in an adverse impact in the future.

     At December 31, 1993, Galenika has U.S. $33,421,000 invested with a financial institution outside of Yugoslavia. These funds came from the initial cash investment made by SPI of $14,453,000 and from the sale of SPI's stock transferred to Galenika by ICN, also in conjunction with the acquisition.
Under the terms of the acquisition agreement, these funds were originally intended to finance business expansion. However, in light of the current economic conditions in Yugoslavia, these funds are used for letters of guarantee on Galenika's raw material purchases and to collateralize the payment of dividends. These funds are encumbered by a letter of guarantee for raw material purchases, of which no amount was outstanding at December 31, 1993, and $5,200,000 was outstanding at December 31, 1992, and as collateral for $10,000,000 of loans included in Notes Payable bearing interest at 4.5%, that were issued to pay the 1992 dividend of the same amount. Other uses of these funds in the future, such as capital investment, additional letters of guarantee, or future dividends are subject to review and licensing under the UNSC sanctions. At December 31, 1993, these funds have been invested in bonds and are recorded as marketable securities which were used to collateralize a $10,000,000 notes payable. At December 31, 1992, these funds are included in cash with $15,200,000 reflected as restricted cash.

     As noted above, Galenika paid a $10,000,000 dividend in 1992 of which SPI received 75% or $7,500,000. Yugoslavian law allows free distribution of earnings whether to domestic (Yugoslavian) or international investors.
Galenika is allowed to pay dividends out of earnings calculated under Yugoslavian Accounting Practices ("YAP"), not earnings calculated under GAAP. As a result of the current level of inflation, the accumulated YAP earnings of ICN Galenika are insignificant when stated in dollars. Future dividends from Galenika will depend heavily on future earnings. Under GAAP, Galenika had accumulated earnings, which are not available for distributions, of approximately $61,787,000 at December 31, 1993. However, additional repatriation of cash could be declared from contributed capital as provided for in the original purchase agreement. In 1992, SPI made the decision to no longer repatriate the earnings of Galenika and instead will use these earnings for local operations and reduction of debt.

     The current political and economic conditions in Yugoslavia could continue to deteriorate to the point that SPI's investment in Galenika would be threatened. Worsening political and economic conditions could also result in a situation where SPI may be unable to exercise control over Galenika's operations or be unable

                          ICN PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1993

to receive dividends from Galenika. Under these conditions, SPI would no longer be able to continue to consolidate the financial information of Galenika. In this situation, SPI would be required to deconsolidate Galenika and account for its investment using the cost method of accounting and the investment in Galenika would be carried at the lower of cost or realizable value.

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

      The following condensed financial statements reflect the parent company only, ICN Pharmaceuticals, Inc. ("ICN"), accounting for its majority owned subsidiaries, ICN Biomedicals, Inc. and Viratek, Inc., on the equity method of accounting. Certain footnote disclosure has been omitted since the information has been included in the ICN Pharmaceuticals, Inc. consolidated financial statements included elsewhere in this Form 10-K.

                           ICN PHARMACEUTICALS, INC.
                             (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1993
                                (IN THOUSANDS)

                                                               1993
                                                               ----
ASSETS
Current assets:
  Cash and restricted cash of $1,262. . . . . . . . . . .  $   5,707
  Receivable from SPI. . . . . . . . . . . . . . . . . . .    18,313
  Other current assets . . . . . . . . . . . . . . . . . .     1,766
                                                           ---------
     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .    25,786
                                                           ---------

Property, plant and equipment, net . . . . . . . . . . . .    20,311
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . .    10,652
Investment in SPI and subsidiaries. . . . . . . . . . . .    105,831
Other assets and deferred charges. . . . . . . . . . . . .     7,860
                                                           ---------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . $ 170,440
                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
    accrued liabilities. . . . . . . . . . . . . . . . . . $  10,867
Note payable and current portion
    of long-term debt. . . . . . . . . . . . . . . . . . .    13,014
                                                           ---------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . .    23,881
                                                           ---------
Payable to affiliates, net . . . . . . . . . . . . . . . .     9,571
Long-term debt . . . . . . . . . . . . . . . . . . . . . .   128,480
Other liabilities . . . . . . . . . . . . . . . . . . . . .    4,488
Commitment and contingencies
Stockholders' equity
  Common stock . . . . . . . . . . . . . . . . . . . . . .    20,519
  Paid in capital. . . . . . . . . . . . . . . . . . . . .   180,897
  Retained earnings (deficit). . . . . . . . . . . . . . .  (193,711)
  Cumulative translation adjustment. . . . . . . . . . . .    (3,685)
                                                           ---------
    Total stockholders' equity . . . . . . . . . . . . . .     4,020
                                                           ---------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . $ 170,440
                                                           =========

                 See Notes to Condensed Financial Information

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


                          ICN PHARMACEUTICALS, INC.
                            (PARENT COMPANY ONLY)
                      CONDENSED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)

                                                         1993
                                                         ----
          General and administrative expenses . . . . . $12,584

          Amortization of goodwill. . . . . . . . . . .   1,600

          Interest expense. . . . . . . . . . . . . . .  17,585

          Gain on sales of stock. . . . . . . . . . . .  (8,345)

          Exchange gains. . . . . . . . . . . . . . . .  (1,114)

          Equity earnings in SPI. . . . . . . . . . . .  (9,223)

          Equity earnings in subsidiaries . . . . . . .  (1,463)

          Other income (expense), net . . . . . . . . .    (206)
                                                         ------
          Loss before income taxes  . . . . . . . . . .  11,418

          Tax benefit . . . . . . . . . . . . . . . . .    (148)
                                                         ------
          Net loss. . . . . . . . . . . . . . . . . . . $11,270
                                                         ======

                 See Notes to Condensed Financial Information

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


                          ICN PHARMACEUTICALS, INC.
                            (PARENT COMPANY ONLY)
                      CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)


                                                                  1993
                                                                  ----
Cash flows from operating activities:

  Net loss                                                        $(11,270)
  Adjustments to reconcile net loss to net
    cash flow from (used in) operating
    activities:
    Equity earnings in subsidiaries                                 (1,463)
    Equity earnings in SPI                                          (9,223)
    Depreciation and amortization                                    3,557
    Gain on sales of subsidiaries stock                             (8,345)
    Exchange gains                                                  (1,114)
    Other realized and unrealized gains                               (339)
    Changes in assets and liabilities and other                      5,478
                                                                   -------
    Net cash flows used in operating activities                    (22,719)

  Cash flows from investing activities:
    Sales of subsidiaries stock                                     23,319
    Cash received from SPI                                          13,662
    Cash payment to subsidiries                                     (7,037)
    Other net                                                          251
                                                                   -------
    Net cash flows from investing activities                        30,195

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           293
    Payments on long-term debt                                     (27,873)
    Proceeds from stock issuance                                    25,163
    Increase in restricted cash                                     (1,000)
                                                                   -------
    Net cash flows used in financing activities                     (3,417)

  Net increase in cash                                               4,059
  Cash at beginning of year                                            386
                                                                   -------
  Cash at end of year                                             $  4,445
                                                                   =======

                 See Notes to Condensed Financial Information

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


                          ICN PHARMACEUTICALS, INC.
                            (PARENT COMPANY ONLY)
                   NOTES TO CONDENSED FINANCIAL INFORMATION
                        YEAR ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)


Note 1 -- Dividends

      During the year ended December 31, 1993 ICN received cash dividends of $2,159 and $1,553, from SPI Pharmaceuticals, Inc. (a 39% owned equity investment) and ICN Biomedicals, Inc., respectively.

Note 2 -- Long-Term Debt

      See Note 7 of Notes to Consolidated Financial Statements for information relating to long-term debt of ICN.

      Annual aggregate maturities of long-term debt of ICN is as follows:


                        1994 . . . . . . .   $ 10,714
                        1995 . . . . . . .      9,683
                        1996 . . . . . . .     35,008
                        1997 . . . . . . .     34,599
                        1998 . . . . . . .     29,220
                        Thereafter . . . .     19,970
                                             --------
                                             $139,194
                                             ========



Note 3 -- Commitments and Contingencies

      ICN has an agreement with ICN Biomedicals, Inc., that ICN is prepared, if necessary, to provide financial support to ICN Biomedicals, Inc. in order for it to meet its financial obligations through April 15, 1995.

      For disclosure of additional commitments and contingencies, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                           ICN PHARMACEUTICALS, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                          CHARGED/          CHARGED
                                       BALANCE AT      CHARGED TO        (CREDITED)       TO DEDUCTIONS       BALANCE
                                       BEGINNING       COSTS AND         TO OTHER             FROM             AT END
                                        OF YEAR         EXPENSES          ACCOUNTS          RESERVES          OF YEAR
                                       ----------      ----------        ----------       -------------       -------

Year ended December 31, 1993:
  Allowance for doubtful
    receivables                        $ 3,353         $   168           $     --          $ 1,121             $ 2,400
                                        ------          ------            -------           ------              ------
Allowance for inventory
    obsolescence                       $15,530         $  (454)          $     --          $ 3,597             $11,479
                                        ======          ======            =======           ======              ======
Year ended December 31, 1992:
  Allowance for doubtful
    accounts                           $23,590         $50,564           $(59,569)(1)      $11,232(3)          $ 3,353
                                        -------         ------           --------          -------              ------
  Allowance for inventory
    obsolescence                       $ 8,915         $13,900           $     --          $ 7,285(3)          $15,530
                                        ======          ======            =======          =======              ======
Year ended December 31, 1991:
  Allowance for doubtful
    accounts                           $ 3,227         $ 6,760           $ 15,702(2)       $ 2,099             $23,590
                                        ------          ------            -------          -------              ------
  Allowance for inventory
    obsolescence                       $10,861         $ 4,297           $   (687)         $ 5,556             $ 8,915
                                        ======          ======            =======          =======              ======


(1) The credit to other accounts is primarily due to the impact of devaluations on outstanding allowance for doubtful accounts of SPI. In hyperinflationary countries such as Yugoslavia a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. After the devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect difficulties in collecting receivables. In 1992, general and administrative expenses increased significantly due primarily to provisions for doubtful accounts at Galenika of $48,279. The reduction of accounts receivable allowance from devaluations resulted in a translation gain of $40,191 resulting in a net expense from bad debts and bad debt translation gains of $8,088.

(2)  Results principally from Galenika purchase price allocation.

(3) Reflects a $(10,188) deduction from the allowance for doubtful accounts and a $(3,671) deduction from the allowance for inventory obsolescence relating to the deconsolidation of SPI Pharmaceuticals, Inc. effective December 31, 1992.

                           ICN PHARMACEUTICALS, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)




                                                                                                             WEIGHTED
                                                                            MAXIMUM         AVERAGE          AVERAGE
                                                            WEIGHTED        AMOUNT           AMOUNT         INTEREST
                                          BALANCE AT        AVERAGE       OUTSTANDING      OUTSTANDING        RATE
                                           END OF           INTEREST       DURING THE      DURING THE       DURING THE
                                           PERIOD             RATE           PERIOD        PERIOD(1)        PERIOD(2)
                                          ----------        --------      -----------      -----------      ----------

Year ended December 31, 1993:
  Notes payable to banks                   $ 4,226           13.96%        $16,157          $ 7,599            8.1%
                                            ------           -----          ------           ------           ----

Year ended December 31, 1992:
  Notes payable to banks                   $15,277           12.58%        $15,276          $ 8,162           21.0%
                                            ------           -----          ------           ------           ----

Year ended December 31, 1991:
  Notes payable to banks                   $23,188           33.6%         $35,722          $25,798           37.6%
                                            ------           ----           ------           ------           ----





(1) Calculated by dividing the total month-end outstanding borrowings by 12 months.

(2) Calculated by dividing the total interest expense during the period on short-term borrowings by the monthly average short-term borrowings outstanding during the period.

                           ICN PHARMACEUTICALS, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (In thousands)


     YEAR ENDED DECEMBER 31, 1993:
       Maintenance and repairs . . . . . . . . . .  $   919
       Advertising . . . . . . . . . . . . . . . .  $ 1,813
       Amortization of intangible assets . . . . .  $ 3,765

     YEAR ENDED DECEMBER 31, 1992:
       Maintenance and repairs . . . . . . . . . .  $ 8,654
       Advertising . . . . . . . . . . . . . . . .  $14,697
       Amortization of intangible assets . . . . .  $ 6,468

     YEAR ENDED DECEMBER 31, 1991:
       Maintenance and repairs . . . . . . . . . .  $ 5,456
       Advertising . . . . . . . . . . . . . . . .  $15,324
       Amortization of intangible assets. . . .  .  $ 6,686

                     REPORT OF INDEPENDENT AUDITORS


To SPI Pharmaceuticals, Inc.:

     We have audited the consolidated financial statements and the financial statement schedules of SPI Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries listed in the index on page 26 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company has had certain transactions with its parent and Affiliated Corporations as more fully described in Notes 1, 3 and 4 to the consolidated financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPI Pharmaceuticals, Inc. and subsidiaries as of December 31, 1993 and 1992, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                               COOPERS & LYBRAND


Los Angeles, California
February 24, 1994, except
  for Note 15, as to which
  the date is March 24, 1994

                           SPI PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1993 and 1992

                                     ASSETS


                                                         1993              1992
                                                     --------------   --------------
Current Assets:
    Cash and cash equivalents.......................  $ 14,777,000     $ 38,054,000
    Restricted cash.................................            --       15,200,000
    Marketable securities (used to collateralize
      $10,000,000 note payable).....................    32,587,000               --
    Receivables, net................................    43,277,000       78,032,000
    Inventories, net................................   107,196,000       91,109,000
    Prepaid expenses and other current assets.......    10,925,000       13,568,000
                                                      ------------     ------------
      Total current assets..........................   208,762,000      235,963,000
 Property, plant and equipment, net.................    78,718,000       81,494,000
 Other assets.......................................    12,873,000       13,749,000
 Goodwill...........................................     1,664,000        2,012,000
                                                      ------------     ------------
                                                      $302,017,000     $333,218,000
                                                      ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.....................................  $ 14,360,000     $ 16,322,000
  Current portion of long-term debt.................     3,866,000        4,292,000
  Trade payables....................................    13,951,000       37,526,000
  Accrued liabilities...............................    17,700,000       23,581,000
  Current portion of payable to ICN.................    18,313,000       20,160,000
  Income taxes payable..............................    13,313,000       13,140,000
                                                      ------------     ------------
    Total current liabilities.......................    81,503,000      115,021,000
  Long-term debt, less current portion..............    16,980,000       21,016,000
  Payable to ICN, less current portion..............            --       10,273,000
  Other liabilities and deferred income taxes.......     6,226,000       10,241,000
  Minority interest.................................    41,429,000       41,240,000
  Commitments and Contingencies
Stockholders' equity:
  Common stock, $.01 par value; 38,000,000 shares
    authorized; 20,101,000 and 17,890,000 shares
    issued and outstanding at December 31, 1993
    and 1992, respectively..........................       202,000          179,000
    Additional capital..............................    91,449,000       62,403,000
    Retained earnings...............................    70,973,000       74,787,000
    Foreign currency translation adjustment.........    (6,745,000)      (1,942,000)
                                                      ------------     ------------
      Total stockholders' equity...................    155,879,000      135,427,000
                                                      ------------     ------------
                                                      $302,017,000     $333,218,000
                                                      ------------     ------------

 The accompanying notes are an integral part of these consolidated statements.

                           SPI PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

              For the years ended December 31, 1993, 1992 and 1991

                                        1993           1992           1991
                                   ------------    ------------   ------------
Net sales.......................    $403,957,000    $476,118,000   $364,358,000
Cost of sales...................     211,923,000     208,745,000    173,554,000
                                    ------------    ------------   ------------

  Gross profit..................     192,034,000     267,373,000    190,804,000
Selling, general and
  administrative expenses.......     131,069,000     170,313,000     99,942,000
Royalties to affiliates, net....       6,121,000       5,511,000      4,377,000
Research and development costs..      11,516,000       7,836,000      4,901,000
Translation and exchange
  (gains) losses, net...........      (3,282,000)     25,039,000      6,697,000
Interest income.................      (8,033,000)     (9,679,000)    (3,678,000)
Interest expense................      23,750,000      13,065,000      8,965,000
Other expense, net..............       3,826,000       2,082,000     16,757,000
  Income before provision
    for income taxes and
    minority interest...........      27,067,000      53,206,000     52,843,000
Provision for income taxes......       5,368,000       9,095,000     10,852,000
Minority interest...............         189,000       9,608,000     11,865,000
                                    ------------    ------------   ------------
  Net income....................    $ 21,510,000    $ 34,503,000   $ 30,126,000
                                    ------------    ------------   ------------

  Net income per share                     $1.08           $1.76          $1.57
                                    ============    ============   ============


 The accompanying notes are an integral part of these consolidated statements.

                           SPI PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                     COMMON  STOCK                                    FOREIGN
                                 ---------------------                                CURRENCY
                                  NUMBER OF               ADDITIONAL     RETAINED    TRANSLATION
                                   SHARES       AMOUNT     CAPITAL       EARNINGS    ADJUSTMENTS      TOTAL
                                   ------       ------     -------       --------    -----------      -----
BALANCE AT NOVEMBER 30, 1990     15,638,000   $156,000   $50,062,000   $43,652,000   $2,065,000    $95,935,000
  December 1990 net loss                 --         --            --       (50,000)          --        (50,000)
  Proceeds from the exercise
    of stock options                594,000      6,000     3,086,000            --           --      3,092,000
  Translation adjustments                --         --            --            --      (78,000)       (78,000)
  Temporary treasury stock
    holdings in connection
    with the acquisition
    of ICN Galenika              (1,101,000)   (11,000)  (35,627,000)           --           --    (35,638,000)
  Common stock issued in
    connection of ICN Galenika    1,200,000     12,000     8,988,000            --           --      9,000,000
  Acquisition of intangibles
    from an affiliate                    --         --    (1,600,000)           --           --     (1,600,000)
  Tax benefit of stock options
      exercised                          --         --     2,308,000            --           --      2,308,000
  Cash dividends ($.89
    per share)                           --         --            --   (14,961,000)          --    (14,961,000)
  Net income                             --         --            --     30,126,000          --     30,126,000
                                 -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1991     16,331,000    163,000    27,217,000     58,767,000   1,987,000     88,134,000
  Proceeds from the exercise
    of stock options                327,000      3,000     2,175,000             --          --      2,178,000
  Translation adjustments                --         --            --             --  (3,929,000)    (3,929,000)
  Sale of temporary treasury
    stock holdings in connection
    with the acquisition of ICN
    Galenika                        900,000      9,000    28,619,000             --          --     28,628,000
  Tax benefit of stock options
    exercised                            --         --       956,000             --          --        956,000
  Cash dividends ($.78  per share)       --         --            --    (15,043,000)         --    (15,043,000)
  Effect of stock dividend issued
    in January 1993                 332,000      4,000     3,436,000     (3,440,000)         --             --
  Net income                             --         --            --     34,503,000          --     34,503,000
                                 -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992     17,890,000    179,000    62,403,000     74,787,000  (1,942,000)   135,427,000
  Proceeds from the exercise
    of stock options                461,000      5,000     2,410,000             --          --      2,415,000
  Translation adjustments                --         --            --             --  (4,803,000)    (4,803,000)
  Tax benefit of stock options
    exercised                            --         --       727,000             --          --        727,000
  Cash dividends ($.25 per share)        --         --            --     (4,690,000)         --     (4,690,000)
  Effect of 1993 quarterly stock
    dividends                     1,121,000     11,000    16,106,000    (16,117,000)         --             --
  Effect of stock dividend
    issued in January 1994          276,000      3,000     4,514,000     (4,517,000)         --             --
  Common stock issued for
    payment of ICN debt             200,000      2,000     3,073,000             --          --      3,075,000
  Common stock issued
    for acquisition                 153,000      2,000     2,216,000             --          --      2,218,000
  Net income                             --         --            --     21,510,000          --     21,510,000
                                 -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993     20,101,000   $202,000   $91,449,000    $70,973,000 $(6,745,000)  $155,879,000
                                 =============================================================================

 The accompanying notes are an integral part of these consolidated statements.

                           SPI PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                              1993             1992            1991
                                              ----             ----            ----
Cash flows from operating activities:
   Net income                              $21,510,000       $34,503,000    $30,126,000
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization             8,513,000         6,770,000      7,928,000
   Allowance for losses on
     accounts receivable                    11,261,000        48,312,000      6,740,000
   Write-off of goodwill and intangibles            --                --      9,102,000
   Write-off of fixed assets                        --                --      1,664,000
   Foreign exchange (gains) losses, net    (3,282,000)        14,739,000      6,697,000
   (Gain) loss on sale of fixed assets       (194,000)           151,000       (356,000)
   Increase in inventory allowances          4,252,000         2,456,000      2,608,000
   Income taxes contributed by ICN                  --                --      2,308,000
   Other non-cash losses                     1,312,000                --         95,000
   Minority interest                           189,000         9,608,000     11,865,000
   Change in assets and liabilities
     net of effects from
     purchase of acquired companies:
       Receivables                          19,968,000        19,151,000    (74,017,000)
       Inventories                         (15,388,000)      (37,491,000)    10,192,000
       Prepaid expenses and
         other current assets                3,164,000        (4,640,000)   (13,591,000)
       Deferred income taxes                (1,673,000)        1,741,000     16,560,000
       Trade payables and accrued
         liabilities                       (29,331,000)      (25,448,000)    37,966,000
       Income taxes payable                  1,795,000         5,711,000        342,000
       Other liabilities                    (3,889,000)      (45,845,000)       566,000
                                            ----------        ----------     ----------
          Net cash provided
          by operating activities           18,207,000        29,718,000     56,795,000
                                            ----------        ----------     ----------
Cash flows from investing activities:
       Capital expenditures                 (8,431,000)      (11,610,000)   (19,051,000)
       Proceeds from sale of fixed assets    1,131,000         1,252,000        801,000
       Purchase of marketable securities   (33,899,000)               --             --
       Utilization of net operating
         loss carryforwards
           from acquired subsidiaries               --                --      1,174,000
       (Increase) decrease in
         restricted cash                    15,200,000       (15,200,000)            --
       Payments for purchase
         of acquired companies
           and product lines                        --                --    (14,453,000)
       Other, net                              205,000           222,000       (104,000)
                                            ----------        ----------     ----------
         Net cash used in
           investing activities            (25,794,000)      (25,336,000)   (31,633,000)
                                            ----------        ----------     ----------
Cash flows from financing activities:
       Net increase (decrease)
         in borrowings under line of
           credit arrangements              (1,487,000)        4,270,000      5,860,000
       Proceeds from issuance
         of long-term debt                   4,207,000         9,588,000      1,891,000
       Payments on long-term debt           (4,644,000)       (7,285,000)      (322,000)
       Payments to ICN                     (13,662,000)      (14,987,000)   (19,278,000)
       Proceeds from stock issuances         2,415,000        32,994,000      3,092,000
       Dividends paid to
         minority stockholders              (2,531,000)       (7,525,000)    (4,180,000)
                                            ----------        ----------     ----------
           Net cash provided by (used in)
             financing activities          (15,702,000)       17,055,000    (12,937,000)
                                            ----------        ----------     ----------
Effect of exchange rate changes on cash         12,000           (54,000)      (322,000)
                                            ----------        ----------     ----------
Net increase (decrease) in
  cash and cash equivalents                (23,277,000)       21,383,000     11,903,000
Cash and cash equivalents
  at beginning of year                      38,054,000        16,671,000      4,768,000
                                            ----------        ----------     ----------
Cash and cash equivalents
  at end of year                           $14,777,000      $ 38,054,000   $ 16,671,000
                                            ==========       ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                           SPI PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

1. RELATIONSHIP WITH ICN PHARMACEUTICALS, INC., ICN BIOMEDICALS, INC. AND VIRATEK, INC.:

     SPI Pharmaceuticals, Inc. ("SPI" or the "Company") was incorporated on November 30, 1981, as a wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN") and is 39%-owned by ICN at December 31, 1993. ICN Biomedicals, Inc. ("Biomedicals") is 69%-owned by ICN and Viratek, Inc. ("Viratek") is 63%-owned by ICN at December 31, 1993.

     During 1993, ICN sold 1,618,200 shares of the Company's common stock for an aggregate sales price of $19,995,000 in open market transactions and privately negotiated sales. During 1992, ICN sold 690,000 shares of the Company's common stock for an aggregate sales price of $13,786,000 in open market transactions and privately negotiated sales and in 1991 used 1,468,000 shares in the formation of ICN Galenika, of which 1,200,000 shares were sold for cash during 1992 by ICN Galenika.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Reclassifications

     Certain prior year items have been reclassified to conform with the current year presentation.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all significant intercompany account balances and transactions. ICN Galenika has been consolidated since the effective date of acquisition, May 1, 1991 (see Note 11 of Notes to Consolidated Financial Statements).

  Goodwill

     The difference between the purchase price and the fair value of net assets purchased at the date of acquisition is included in the accompanying Consolidated Balance Sheets as Goodwill. Goodwill amortization periods are five years for single product line businesses acquired through November 30, 1986, and 10 to 23 years for certain businesses acquired in 1987, which have other intangibles (patents, trademarks, etc.), and whose values and lives can be reasonably estimated. The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment, if any, by comparing the anticipated undiscounted future operating income of the acquired entity with the carrying value of the goodwill. In 1991, goodwill was reduced by $1,174,000 due to the utilization for federal income tax purposes of net operating loss ("NOL") carryforwards from domestic subsidiaries acquired in 1987 (see Note 4 of Notes to Consolidated Financial Statements.

  Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1993 and 1992, includes $1,247,000 and $45,362,000, respectively, of commercial paper and bonds, both of which have maturities of three months or less. For purposes of the Statements of Cash Flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of those assets approximates fair value due to the short-term maturity of these instruments. Of the above cash and cash equivalents at December 31, 1992, $15,200,000 was utilized to guarantee ICN Galenika's raw material purchases and to collateralize notes payable, and is reflected as restricted cash.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                              DECEMBER 31, 1993

  Marketable Securities

     Marketable securities, which consist of bond investments, are stated
at the lower of cost of market, based upon quoted market prices. Unrealized gains and losses on marketable securities are charged to income. Realized gains or losses are determined on the specific identification method and are
reflected in income.   Marketable securities had an aggregate cost at December
31, 1993, of $33,899,000.   A valuation allowance in the amount of $1,312,000
has been recorded to reduce the carrying amount of the portfolio to fair value, which represents the net unrealized loss included in the determination of net income for 1993. These investments are used to collateralize a note payable of $10,000,000.

Inventories

     Inventories, which include material, direct labor and factory overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

  Property, Plant and Equipment

     The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated from 7-50 years, machinery and equipment from 5-15 years, furniture and fixtures from 5-10 years, and leasehold improvements are amortized over their useful lives, limited to the life of the lease.

     The Company follows the policy of capitalizing expenditures that materially increase the lives of the related assets and charges maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in income.

  Notes Payable

     The Company classifies bank borrowings with initial terms of one year or less as Notes Payable. At December 31, 1993, these notes had average interest rates of 10% in Spain and 4% to 25% in Yugoslavia. The comparatively low year-end interest rates in Yugoslavia are a result of the favorable effect on variable interest rates arising from the Yugoslavian "Stabilization Program" that was started in January 1994. See Note 12 of Notes to Consolidated Financial Statements for information on the "Stabilization Program." The carrying amount of notes payable approximates fair value due to the short-term maturity of these instruments.

   Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations, except those in highly inflationary economies, are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in Stockholders' equity. The monetary assets and liabilities of foreign subsidiaries in highly inflationary economies are remeasured into U.S. dollars at the year-end exchange rates and non-monetary assets and liabilities at historical rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company has included in operating income all foreign exchange (gains) and losses arising from foreign currency transactions and the effects of foreign exchang rate fluctuations on subsidiaries operating in highly inflationary economies. The (gains) losses included in operations from foreign exchange translation and transactions for 1993, 1992 and 1991, were ($3,282,000), $25,039,000, and $6,697,000, respectively.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

  Income Taxes

     In January 1993, the Company adopted SFAS 109, Accounting for Income Taxes. SFAS 109 requires an asset and liability approach be used in the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns.

  Per Share Information

     Per  share information is based on the weighted average number of common
shares outstanding and dilutive common share equivalents.   Common equivalent
shares represent shares issuable for outstanding options, on the assumption that the proceeds would be used to repurchase shares in the open market.

     In March and July 1991, the Company declared 10% and 15% stock distributions, respectively, which resulted in a 26% stock split. In January 1993, the Company issued a fourth quarter 1992 stock dividend of 2%. During 1993, the Company issued quarterly stock dividends which totaled 6%. In January 1994, the Company declared a first quarter 1994 stock dividend of 1.4%. All share and per share amounts used in computing earnings per share have been restated to reflect these stock splits and dividends. The number of shares used in the per share computations were 19,898,000 in 1993, 19,594,000 in 1992, and 19,131,000 in 1991.

3.  RELATED PARTY TRANSACTIONS:

  General

     ICN controls Biomedicals and Viratek through stock ownership, voting control and board representation and is affiliated with the Company. Certain officers of ICN occupy similar positions with SPI, Biomedicals and Viratek and are affiliated with the Company. ICN, SPI, Biomedicals and Viratek (collectively, the "Affiliated Corporations") have engaged in, and will continue to engage in, certain transactions with each other.

     An Oversight Committee of the Boards of Directors of ICN, SPI,
Biomedicals and Viratek reviews transactions between or among the affiliated corporations to determine whether a conflict of interest exists with respect to aparticular transaction and the manner in which such a conflict can be resolved. The Oversight Committee has advisory authority only and makes recommendations to the Boards of Directors of each of the Affiliated
Corporations.   The Oversight Committee consists of one non-management director
of each Affiliated Corporation and a non-voting chairman.   The significant
related party transactions have been reviewed and recommended for approval by the Oversight Committee, and approved by the respective Boards of Directors.

  Royalty Agreements

     Effective December 1, 1990, the Company entered into a royalty agreement with Viratek whereby a royalty of 20% on all sales of Virazole is paid to Viratek. Sales of Virazole for 1993, 1992 and 1991 were $29,515,000, $27,240,000 and $21,315,000, respectively, which generated royalties to Viratek for 1993, 1992 and 1991 of $5,903,000, $5,448,000 and $4,263,000, respectively.

     During 1991, the Company purchased $235,000 of Virazole from Viratek and received $2,943,000 of Virazole from Viratek at its cost.

     Under an agreement between ICN and the employer of a director of Viratek, the Company is required to pay a 2% royalty to the employer on all sales of Virazole in aerosolized form. Such royalties for 1993, 1992 and 1991 were $422,000, $430,000 and $313,000, respectively.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

     The Company markets products under license from ICN for the treatment of myasthenia gravis, a disease characterized by muscle weakness and atrophy.
ICN charged the Company royalties at the rate of 9% of net sales. Effective September 1, 1990, SPI prepaid royalties to ICN in the amount of $9,590,000, which has been recorded in Other Assets and is being amortized using the straight-line method over fifteen years. There are no future royalties due to ICN for these products.

     Beginning in December 1986, the Company began selling Brown
Pharmaceuticals, Inc. products under license from ICN. ICN charges the Company royalties at the rate of 8-1/2% of net sales. During 1993, 1992 and 1991, the Company paid ICN $218,000, $65,000 and $93,000, respectively, in royalties under this agreement.

  Cost Allocations

     The Affiliated Corporations occupy ICN's facility in Costa Mesa, California. The accompanying consolidated statements of income include charges for rent and property taxes from ICN of $279,000 for each of the last three
years.   In addition, the costs of common services such as maintenance, purchasing and personnel are incurred by the Company and allocated to ICN, Viratek and Biomedicals based on services utilized. The total of such costs were $2,584,000 in 1993, $2,556,000 in 1992 and $2,617,000 in 1991 of which
$1,733,000, $1,679,000  and $1,568,000, were allocated to the Affiliated
Corporations, respectively. It is Management's belief that the methods used and amounts allocated for facility costs and common services are reasonable based upon the usage by the respective companies.

Investment Policy

     ICN and the Company have a policy covering intercompany advances and interest rates, and the types of investments (marketable equity securities, high yield bonds, etc.) to be made by ICN and its subsidiaries. Under this policy excess cash held by ICN's subsidiaries is transferred to ICN and, in turn, cash advances are made to ICN's subsidiaries to fund certain transactions. ICN charges or credits interest based on the amounts invested or advanced, current interest rates and the cost of capital. During 1993, 1992 and 1991, the Company was (charged) or credited interest of ($800,000), ($1,195,000), and $2,486,000 respectively. During 1993 and 1992, the Company reclassified its Biomedicals intercompany receivable of $2,333,000 and $3,631,000 and its Viratek intercompany payable of $5,228,000 and $6,332,000, respectively, to the Company's ICN intercompany account resulting in a net increase in the Company's liability to ICN of $2,041,000 and $2,701,000, respectively.

Debt and Equity Transactions

     In accordance with its investment policy, ICN has advanced funds to the Company for acquisitions, certain investments and to provide working capital. Interest is charged on these advances at prime (6% at December 31, 1993) plus 1/2%.

     On November 15, 1993, the Company issued 200,000 shares of common stock to ICN in exchange for reducing its debt outstanding to ICN by $3,075,000.
The value of the shares issued was based on the quoted share price on the transaction date.

     On December 31, 1991, in connection with the ICN Galenika agreement,
ICN, on behalf of the Company, contributed 1,468,000 shares of common stock of the Company to ICN Galenika. The transfer of the stock resulted in a liability of the Company to ICN based on the stock's fair value of $38,528,000. ICN's cost basis in the stock of $11,555,000 was used to record the Company's investment in ICN Galenika. In consolidation, the Company recorded 1,101,000 shares of stock for $8,665,000 as treasury stock which represents its 75% interest in ICN Galenika. The remaining 367,000 shares for $2,890,000 were recorded as a component of minority interest and are considered issued and outstanding. Pending sale of the stock to third parties, the $26,973,000 difference between

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993


the fair value of the stock and the predecessor basis (ICN's cost) was recorded as a reduction of paid-in capital. As the stock is sold, the excess of the stock proceeds over the predecessor basis represents an additional investment by SPI, resulting in an increase in paid-in capital. During 1992, ICN Galenika sold 1,200,000 shares of SPI stock for proceeds of $30,822,000.
Net of amounts attributable to minority interest, the sale of the stock increased paid-in capital and decreased treasury stock by $28,628,000.

Other

     During 1991, the Company's Mexican subsidiary purchased inventory from Biomedicals for approximately $500,000 which was returned to Biomedicals for credit in 1992.

     During 1991, the Company acquired a manufacturing facility in Mississippi from ICN at ICN's cost of $3,114,000.

     During 1991, the Company acquired various licenses and patents from ICN and Viratek which it has contributed to ICN Galenika as part of the acquisition agreement. The Company incurred a liability to ICN and Viratek totaling $1,600,000 and a corresponding reduction of paid-in-capital.

     Following is a summary of transactions, as described above, between the Company and ICN and its subsidiaries for 1993, 1992 and 1991 (in thousands) :

                                                            1993          1992          1991
                                                            ----          ----          ----
Transactions..........................................
  Cash payments to ICN, net...........................     $13,662       $ 14,987      $ 19,278
  Royalties to affiliates, net........................      (6,121)        (5,511)       (4,377)
  Purchases of  Virazole from Viratek.................         ---            ---          (235)
  Allocation of common service costs to
    ICN and its subsidiaries..........................       1,733          1,679         1,568
  Rent and property taxes charged by ICN..............        (279)          (279)         (279)
  Interest income (expense) with affiliates...........        (800)        (1,195)        2,486
  Dividends payable to ICN............................      (1,857)        (7,518)      (10,781)
  Transfer of Mississippi plant from ICN..............         ---            ---        (3,114)
  Debt to ICN arising from ICN Galenika transaction...         ---            ---       (52,831)
  Transfer of intangibles and inventory from ICN
    and Viratek.......................................         ---            ---        (4,543)
  Return (purchase) of inventory from Biomedicals.....         ---            500          (500)
  Purchase of equipment from Viratek..................         ---            ---          (333)
  Common stock issued for payment of ICN debt.........       3,075            ---           ---
  Federal income taxes payable to ICN.................         ---                         (876)
  Payments of Viratek royalties.......................         ---            819           ---
  Allocation of payroll costs.........................         ---            507           754
  December 1990 transactions, net.....................         ---            ---          (865)
   Other, net.........................................       2,707            465         2,251
                                                            ------          -----        ------
                                                           $12,120        $ 4,454      $(52,397)
                                                            ======          =====        ======


     The average balances due to (from) ICN were $26,439,000, $29,289,000, and $(18,326,000) for 1993, 1992 and 1991, respectively.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 1993

4.    Income taxes:

     In January 1993, the Company adopted SFAS 109, Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS 109 did not result in a cumulative effect adjustment in the consolidated statements of income.

Pretax income from continuing operations before minority interest for the years ended December 31 consists of the following:


                          1993                  1992                 1991
Domestic              $17,322,000           $6,371,000           $(1,246,000)
Foreign  ..........     9,745,000           46,835,000            54,089,000
                      -----------           ----------           ------------
                      $27,067,000          $53,206,000           $52,843,000
                      ===========          ===========           ===========

The income tax provisions consist of the following:

Current
- -------
   Foreign .........   $1,929,000            $1,493,000           $2,809,000
   Federal .........    4,197,000             5,876,000            4,331,000
   State   .........      100,000               100,000              150,000
                       ----------            ----------           ----------
                        6,226,000             7,469,000            7,290,000
                       ----------             ---------           ----------


Deferred
- --------
       Foreign ......    (858,000)            1,185,000             472,000
       Federal ......        ---                441,000           3,090,000
       State   ......        ---                    ---                 ---
                        ---------            ----------           ---------
                         (858,000)            1,626,000           3,562,000
                      -----------            ----------         -----------
       Total......... $ 5,368,000            $9,095,000         $10,852,000
                      ===========            ==========         ===========


      The current federal tax provision has not been reduced for the tax benefit associated with the exercise of employee stock options. The tax benefit from the exercise of employee stock options was credited to paid-in capital in 1993, 1992, and 1991, in the amounts of $727,000, $956,000, and $2,308,000, respectively.

     The 1993 foreign deferred tax provision benefit relates primarily to the tax effect of litigation reserves. The 1991 federal deferred tax provision relates primarily to U.S. taxes provided on the undistributed earnings of ICN Galenika.

      During 1991, the Company provided U.S. deferred tax on the undistributed earnings of ICN Galenika due to the Company's intention to repatriate (rather than permanently reinvest) the earnings of this foreign subsidiary. However in 1992, the Company reversed the previously provided U.S. deferred tax. The U.S. deferred tax on the undistributed earnings of ICN Galenika was reversed due to the Company's intention to use these earnings to fund the Company's planned Eastern European expansion. In the future, U.S. tax will only be provided on ICN Galenika's earnings when such earnings are repatriated via dividend or are deemed distributed to the Company under U.S. tax law.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 1993

In 1987, the Company acquired certain domestic corporations with existing net operating loss (""NOL"") carryforwards. On November 30, 1989, these corporations were merged into the Company and the NOL carryforwards from these subsidiaries were utilized by the Company to partially offset domestic taxable income for 1991 and 1990. The federal tax benefit of $1,174,000 related to the utilization of the NOL for 1991 was credited to goodwill.

        The primary components of the Company's net deferred tax liability at December 31, 1993, and January 1, 1993, are as follows:

                                           December 31, 1993          January 1, 1993
Deferred tax assets:
     Inventory and other reserves              $ 1,421                   $ 1,830
     Compensation not currently deductible         330                       242
     Foreign tax credit carryover                  700                     1,400
     Alternative minimum tax credit carryover      ---                       413
     Reserve for litigation loss                   368                       ---
     Promotional expenditures                      528                       ---
     Work force reductions                         345                       ---
     Other                                         733                     1,080
     Valuation reserve                          (2,307)                   (4,682)
                                               --------                   -------

     Total deferred tax asset                    2,118                       283

Deferred tax liabilities:
     Inventory temporary differences             1,500                     2,401
     Unrealized currency gains                   1,100                       ---
     Other                                         988                       616
                                               --------                   -------

     Total deferred tax liability                3,588                     3,017
                                               --------                   -------

     Net deferred tax liability                 $1,470                    $2,734
                                               ========                   =======



       The Company's effective tax rate differs from the applicable U.S. statutory federal income tax rate due to the following:

                                                             1993     1992       1991
                                                             ----     ----       ----
       Statutory rate                                         35%      34%        34%
       Foreign source income taxed at
          lower effective rates                               (5)     (23)       (18)
       Foreign dividend distributions                         --       10         --
       Utilization of foreign NOL                             (1)      (2)        (1)
       Recognition of fully reserved deferred tax debits      (2)      --         --
       Utilization of foreign/AMT credits                     (4)      (1)        --
       Favorable audit settlement                             (3)      --         --
       Amortization of goodwill                               --       --          4
       Other, net                                             --       (1)         2
                                                           -------    ------     ------
       Effective rate                                         20%      17%        21%
                                                           =======    ======     ======

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 1993

     The Company files its federal tax return on a stand-alone basis. Prior to August 1991, the Company filed a consolidated tax return with ICN and was subject to a tax sharing agreement. In accordance with the terms of the tax sharing agreement, the Company was required to pay ICN for federal taxes otherwise payable on a stand-alone basis. The federal tax sharing agreement and consolidated federal filing terminated in August 1991 when ICN's ownership of the Company dropped below 80 percent.

     Upon   leaving  the  consolidated  group,  the  Company  was  allocated
$17,000,000 of NOLs which represents the Company's share of the consolidated NOL carryforward at deconsolidation. The allocated NOL was utilized for book purposes in 1991 to reduce deferred tax liabilities resulting in a reduction of income tax expense. For tax purposes, the Company's net operating loss carryforward at December 31, 1993, is $4,279,000. The utilization of this NOL carryforward is limited to $540,000 per year until the year 2003.

    During 1993, no U.S. income or foreign withholding taxes were provided on the undistributed earnings of the Company's foreign subsidiaries with the exception of the Company's Panamanian subsidiary, Alpha Pharmaceutical, since Management intends to reinvest those amounts in the foreign
operations. Included   in   consolidated  retained  earnings  at
December  31,   1993, is approximately  $49,000,000 of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholding taxes if and when repatriated.

5.  Debt:

       Long-term debt consists of the following:

                                                                1993            1992
                                                                ----            ----

  Bank loans payable in Yugoslavian dinars due in 1994
   with interest ranging from 13% to 170% .................$  77,000       $  90,000
  Interest-free option payable in Spanish
    pesetas to Spanish government, due in 1994.............. 599,000       1,483,000
  Mortgage payable in Spanish pesetas, with
    interest at 14.25% adjusted
       annually, interest and principal
         payable monthly through 2000  .................   2,461,000       3,340,000
  Bank credit lines and long-term loans
    with interest at 14%-16% adjusted annually,
     payable in Spanish pesetas, principal due in
      installments through 1999........................   12,221,000      14,460,000
  Mortgage payable to bank in Dutch guilders
    with interest at 9.4%, due in 2001.................      615,000         744,000
  Bank loan payable in Mexican pesos
    with a variable interest rate currently at 27%,
     interest and principal payable monthly
     through 1998......................................    3,530,000       3,753,000
  U.S. mortgage with interest at 8.125%, interest
    and principal payable monthly through 2003.........    1,295,000       1,382,000
  Industrial revenue bond, with interest at 10%,
    interest and principal payable annually
      through 1999.....................................       48,000          56,000
                                                           ----------      ---------
                                                          20,846,000      25,308,000
  Less current portion ...............................     3,866,000       4,292,000
                                                          ----------      ----------
            Total .................................      $16,980,000     $21,016,000
                                                         ===========     ===========

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 1993

       Annual aggregate maturities of long-term debt, subsequent to December 31, 1993, are as follows: 1994--$3,866,000; 1995--$3,628,000;
1996--$4,604,000; 1997- -$1,996,000; 1998--$1,084,000 and $5,668,000
thereafter.

      The Spanish mortgage and bank credit lines and long-term loans totaling $14,682,000, which approximates fair value, are collateralized by accounts receivable totaling $3,909,000 and land and building with a net book value totaling $11,252,000.

     The mortgage payable of $615,000 in Dutch guilders is collateralized by land and buildings with a net book value of $895,000. The fair value of this note payable at December 31, 1993, was $736,000. The Mexican bank variable interest rate loan payable of $3,530,000 is collateralized by fixed assets with
a net book value of $11,432,000.   The  U.S.  mortgage  of  $1,295,000 is
collateralized by land and buildings with a net book value of $3,590,000. The U.S. mortgage amount of $1,295,000 represents its fair value.

     The fair value of the Company's debt is estimated based on current rates available to the Company for debt of the same remaining maturities. The carrying amount of all short-term and variable interest rate borrowings approximates fair value.

     Subsidiaries of the Company have short and long-term lines of credit aggregating $17,147,000, of which $7,220,000 was outstanding at December 31, 1993.

6.  Commitments and Contingencies:

  Litigation

    The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). The plaintiffs represent alleged classes of persons who purchased ICN, Viratek or SPI common stock during the period January 7, 1986 to and including April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN defendants argue that class certification may only be granted for purchasers
of ICN common stock  for  the  period  August  12, 1986 through   February  20,
1987  and for purchasers  of  Viratek  common stock for  the period December
9, 1986 through February 20, 1987. The ICN defendants assert that no class should be certified for purchasers of common stock of SPI for any period.
The plaintiffs allege that  during  such  period   the defendants made,  or
aided and abetted other defendants in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole, including the efficacy and safety of the
drug and the market for the drug.   The plaintiffs allege  that such
misrepresentations and omissions violate Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The plaintiffs seek an unspecified amount of monetary damages, together with interest thereon, and their costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The ICN defendants moved to dismiss the consolidated complaint in March 1988, for failure to state a claim upon which relief may be granted and for failure to plead the allegations of fraud and misrepresentation with sufficient particularity. In June 1991, the Court granted the ICN defendants' motion to dismiss the Amended Consolidated Complaint and provided the plaintiffs 30 days to replead. In July 1991, plaintiffs filed a Third Amended Complaint which contained the same substantive allegations as the Amended Consolidated Complaint. In September 1991, the ICN defendants moved to dismiss the Third Amended Complaint on the same grounds as stated above, and also moved for summary judgment. On September 18, 1992, the Court denied the ICN defendants' motion to dismiss and for summary judgment. The ICN defendant's filed their answer on February 19, 1993. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co- defendant Paine Webber, Inc. and

                          SPI PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              DECEMBER 31, 1993


that they would submit a proposed settlement stipulation to the Court. Expert discovery, which commenced in September 1993, is expected to conclude by the end of April 1994. Plaintiffs' damages expert, utilizing assumptions and methodologies that the ICN defendants' damages experts find inappropriate under the circumstances has testified that, assuming that classes were certified for purchasers of ICN, Viratek and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987, and further assuming that all the plaintiff's allegations were proven, potential damages against ICN, Viratek and SPI would, in the aggregate, amount to $315,000,000. The ICN defendants' four damages experts have testified that damages are zero. Management believes, having extensively reviewed the issues in the above referenced matters, that there are strong defenses and that the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty and an unfavorable outcome could have an adverse effect on the Company, at this time Management does not expect that these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company. All of the Company's attorney fees and other costs of this litigation are borne by ICN pursuant to an agreement between ICN and Viratek.

    In August 1992, an action was filed in United States District Court for the Southern District of New York, entitled Rossi v. ICN Pharmaceuticals, Inc. (Case No. 92 Cir. 4819 (CL6)). The plaintiffs, citing theories of product liability, negligence and strict liability in tort, alleged that birth defects in an infant were caused by the mother's exposure to Virazoleduring pregnancy. The case was placed on the court's "suspense calendar" pending completion of the parties' investigation of the underlying facts. Based on such investigation, the case was dismissed without prejudice pursuant to stipulation by the parties in December 1993. Per the License Agreement, SPI has indemnified Viratek and ICN for lawsuits involving the use of Virazole.

    In February 1992, an action was filed in California Superior Court for the County of Orange by Gencon Pharmaceuticals, Inc. (""Gencon"") against ICN Canada Limited (""ICN Canada""), its parent, the Company, and ICN alleging breach of contract and related claims arising out of a manufacturing contract between Gencon and ICN Canada. ICN and the Company were dismissed from the action in March 1993 based on the Company's agreement to guarantee any judgment against ICN Canada. Following trial in October and November 1993, the judge signed a decision granting judgment in favor of Gencon for breach of contract in the amount of approximately $2,100,000 plus interest, costs and attorney's fees. Trial counsel has advised the Company that the decision contains serious errors of law and fact. ICN Canada intends to prosecute vigorously its post-trial motions and any necessary appeal. The Company's December 31, 1993 financial statements includes an accrual amount equivalent to what the Company believes is the maximum exposure with regard to this contingency.

    The Company is a party to a number of other pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In the opinion of Management, neither the lawsuits discussed above nor various other pending lawsuits will have a material adverse effect on the consolidated financial position or operations of the Company.

                        SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1993


Product Liability Insurance

    The Company could be exposed to possible claims for personal injury resulting from allegedly defective products. While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect on the Company.

7. COMMON STOCK:

    At December 31, 1993, 1,369 shares of common stock were reserved for issuance to officers, directors and key employees under the Company's 1982 Employee Incentive Stock Option Plan. The option price may not be less than fair market value at date of grant and may not have a term exceeding 10 years. At December 31, 1993, options for 1,369 shares were outstanding under this plan (at a price of $4.84 per share), of which 1,369 shares were exercisable. No shares were exercised during 1993. The number of shares exercised were: 1992 - 2,322 and 1991 -7,000 at average prices of $5.16 and $5.27, respectively.

    In addition, at December 31, 1993, a total of 856,232 shares of common stock were reserved for issuance to officers, directors, key employees, scientific advisors and consultants under the Company's 1982 Non-Qualified Stock Option Plan. The option price may not be less than fair market value at date of grant and may not have a term exceeding 10 years. At December 31, 1993, options for 856,232 shares were outstanding under this plan (at an average price of $11.59), of which 456,887 shares were exercisable. The number of shares exercised were: 1993--180,446; 1992--229,153; 1991--587,000, at average prices of $5.10, $7.16, and $5.16, respectively.

    At December 31, 1993, 541,292 shares of common stock were reserved for issuance to officers, directors and key employees under the Company's 1992 Employee Incentive Stock Option Plan. The option price may not be less than fair market value at date of grant and may not have a term exceeding 10 years. At December 1993, 505,838 shares were outstanding under this plan (at an average price of $16.78 per share), of which 89,899 shares were exercisable.

    In addition, at December 31, 1993, a total of 1,483,007 shares of common stock had been granted to officers, directors, key employees, scientific advisors and consultants under the Company's 1992 Non-Qualified Stock Option Plan. The option price per share may not be less than the fair value at date of grant and may not have a term exceeding 10 years. Of these shares, a total of 1,082, 586 shares were reserved and outstanding under this plan and 400,421 shares were not reserved and outstanding under this plan at the time of grant, but were granted to key employees pursuant to authorization by the Board of Directors, subject to the approval of the shareholders at the next meeting of shareholders' to be held in 1994. At December 31, 1993, the average price per share of the shares granted was $21 and 551,438 options were exercisable.

    In addition to those shares reserved for the above noted plans, 342,422 shares were reserved for certain officers of the Company. At December 31, 1993, options for 62,290 were outstanding and exercisable at an average price of $4.84. The number of shares exercised were: 1993--280,132 and 1992--102,000, at an average price of $4.84 and $5.13, respectively.

    On January 13, 1993, the Company's Board of Directors approved a fourth quarter 1992 stock dividend of 2%. During 1993, the Company issued quarterly stock dividends which totaled 6%. In January, 1994, the Company declared a first quarter 1994 stock dividend of 1.4%. Accordingly, all numbers of common shares, except shares authorized, stock option data and per share data have been restated to reflect the dividends. Fractional shares resulting from the dividends will be settled in cash.

                        SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1993

8. DETAIL OF CERTAIN ACCOUNTS:

                                                        1993                    1992
                                                  ------------            ------------
   RECEIVABLES, NET:
    Trade accounts receivable..................   $ 47,956,000            $ 81,331,000
    Other receivables..........................      2,954,000               6,889,000
                                                  ------------            ------------
                                                    50,910,000              88,220,000
    Allowance for doutbful accounts............     (7,633,000)            (10,188,000)
                                                  ------------            ------------
                                                  $ 43,277,000            $ 78,032,000
                                                  ============            ============
   INVENTORIES, NET:
    Raw materials and supplies.................   $ 57,148,000            $ 27,297,000
    Work-in-process............................     12,541,000              11,284,000
    Finished goods.............................     37,507,000              52,528,000
                                                  ------------            ------------
                                                  $107,196,000            $ 91,109,000
                                                  ============            ============

   PROPERTY, PLANT AND EQUIPMENT:                       1993                  1992
                                                  ------------            ------------
    Land.......................................   $  4,891,000            $  5,392,000
    Buildings..................................     46,477,000              47,955,000
    Machinery and equipment....................     44,385,000              41,521,000
    Furniture and fixtures.....................      7,403,000               6,995,000
    Leasehold improvements.....................      1,269,000               1,127,000
    Construction in progress...................      4,490,000               3,052,000
                                                  ------------            ------------
                                                   108,915,000             106,042,000
    Accumulated depreciation and amortization..    (30,197,000)            (24,548,000)
                                                  ------------            ------------
                                                  $ 78,718,000            $ 81,494,000
                                                  ============            ============
   OTHER ASSETS:

    Prepaid royalties..........................   $  6,395,000            $  6,883,000
    Patents and trademarks, net of accumulated
      amortization.............................      2,346,000               2,139,000
    Other......................................      4,132,000               4,727,000
                                                  ------------            ------------
                                                  $ 12,873,000            $ 13,749,000
                                                  ============            ============
  ACCRUED LIABILITIES:

    Payroll and related items..................   $  8,278,000            $  9,045,000
    Professional fees..........................        387,000                 758,000
    Royalties..................................        810,000                 828,000
    Interest...................................        111,000               1,935,000
    Taxes......................................        139,000               1,786,000
    Other......................................      7,975,000               9,229,000
                                                  ------------            ------------
                                                  $ 17,700,000            $ 23,581,000
                                                  ============            ============
  OTHER LIABILITIES AND DEFERRED INCOME TAXES:

    Deferred income taxes......................   $  1,470,000            $  2,734,000
    Redundancy cost............................            ---               4,854,000
    Accrued  litigation settlements and damages        988,000                     ---
    Other......................................      3,768,000               2,653,000
                                                  ------------            ------------
                                                  $  6,226,000            $ 10,241,000
                                                  ============            ============

                        SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         DECEMBER 31, 1993


                                                         1993                1992               1991
                                                         ----                ----
INTEREST:
  Interest (income).................                 $(5,983,000)        $(6,599,000)       $   (41,000)
  Interest (income) -- affiliates...                  (2,050,000)         (3,080,000)        (3,637,000)
                                                     -----------         -----------        -----------
                                                     $(8,033,000)        $(9,679,000)       $(3,678,000)
                                                     ===========         ===========        ===========
  Interest expense..................                 $20,900,000         $ 8,790,000        $ 7,814,000
  Interest expense--affiliates......                   2,850,000           4,275,000          1,151,000
                                                     -----------         -----------        -----------
                                                     $23,750,000         $13,065,000        $ 8,965,000
                                                     ===========         ===========        ===========

       It is the Company's policy to segregate significant non-operating items and report them separately as Other expense, net, as follows:

<Caption
Litigation settlements and damages...                $   988,000          $   447,000        $   621,000
Profit sharing plan expense in Mexico                    557,000              419,000            222,000
Amortization of goodwill.............                    248,000              677,000            818,000
Employee severance in Spain..........                  1,000,000                  ---                ---
Write-down and other costs for domestic
     Nutritional Group...............                        ---                  ---         10,878,000
(Gain) loss on sale of fixed assets..                   (194,000)             151,000           (356,000)
Write-off of prepaid royalties.......                        ---                  ---          1,503,000
Facility relocation expenses in Spain                        ---                  ---          2,198,000
Unrealized loss on marketable securities               1,312,000                  ---                ---
Other, net...........................                    (85,000)             388,000            873,000
                                                     -----------          -----------        -----------
                                                     $ 3,826,000          $ 2,082,000        $16,757,000
                                                     ===========          ===========        ===========


                        SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         DECEMBER 31, 1993


9.  GEOGRAPHIC DATA:

        The Company operates in the pharmaceutical industry, which includes the production and marketing of proprietary pharmaceutical products, nutritional supplements and optical products.

        The following tables set forth the amounts of net sales, income before provision for income taxes and minority interest and identifiable assets of the Company by geographical areas for 1993, 1992 and 1991 (in thousands):


SALES
                                       1993           1992           1991
                                       ----           ----           ----
     United States(1).............  $  62,008      $  53,102      $  51,543
     Yugoslavia...................    239,832        325,903        224,782
     Mexico.......................     57,782         48,654         41,691
     Western Europe...............     30,601         34,290         31,353
     Canada.......................     13,734         14,169         14,989
                                    ---------      ---------      ---------
            Total.................  $ 403,957      $ 476,118      $ 364,358
                                    =========      =========      =========

INCOME (LOSS) BEFORE INTEREST, PROVISION FOR INCOME TAXES AND MINORITY INTEREST.


     United States...............   $  25,756      $  17,593      $   3,045 (2)
     Yugoslavia..................      11,828         37,692         57,190
     Mexico......................       7,371          3,772          1,249 (3)
     Western Europe..............       4,079          3,871            513 (4)
     Canada......................         851          1,869          1,427
     Corporate(5)................      (7,101)        (8,205)        (5,294)
                                    ---------      ---------      ---------
        Income before interest,
          provision for income taxes
          and minority interest..      42,784         56,592         58,130
        Net interest expense.....      15,717          3,386          5,287
                                    ---------      ---------      ---------
        Income before provision
          for income taxes and
          minority interest......   $  27,067      $  53,206      $  52,843

IDENTIFIABLE ASSETS:

     United States...............   $  38,764      $  34,775      $  44,203
     Yugoslavia..................     180,055        215,282        217,330
     Mexico......................      33,874         32,085         21,535
     Western Europe..............      33,284         40,719         45,519
     Canada......................       6,155          6,818          8,318
     Corporate...................       9,885          3,539            ---
                                    ---------      ---------      ---------
        Total....................   $ 302,017      $ 333,218      $ 336,905

        During the year ended December 31, 1993, approximately 68% of ICN Galenika's sales were to the Federal Republic of Yugoslavia or government sponsored entities. At December 31, 1993, there were no significant receivables from the Yugoslavian government, however future sales of ICN Galenika could be dependent on the ability of the Yugoslavian government to generate cash to purchase pharmaceuticals and the continuation of its current policy to buy products from ICN Galenika. No other customer accounts for more than 10% of the Company's net sales.

(1) Export sales shipped from the United States for 1993, 1992 and 1991 were $6,166,000, $4,824,000, and $3,576,000, respectively.

                        SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         DECEMBER 31, 1993


(2) During 1991, the Company wrote off goodwill, inventory and other assets totaling $13,124,000, of which $10,878,000 relates to the domestic nutritional group.

(3)    During 1991, the Mexico subsidiary wrote off $909,000 of inventory.

(4) During 1991, the Western European group wrote off $1,051,000 in inventory and receivables.

(5) Corporate includes corporate general and administrative expenses and other non-operating income and expense. Corporate identifiable assets are not determinable for 1991.

10.  SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  Non-cash Transactions

      In September 1993, the Company issued 200,000 shares of common stock to ICN in exchange for reducing its debt outstanding to ICN by $3,075,000.

      During 1993 and 1992, the Company issued common stock dividends of $20,634,000 and $3,440,000, respectively.

       Cash and non-cash financing activities consisted of the following in 1991 (in thousands):

ICN GALENIKA
       Assets...............................    $162,581
       Liabilities and minority interest....    (104,280)
                                                --------
                                                  58,301
       Stock contributed by ICN.............     (11,555)
       Obligation to ICN Galenika...........     (13,550)
       Fees and expenses....................      (3,000)
       Issuance of stock to employees.......      (9,000)
       Other consideration..................      (6,743)
                                                --------
               Cash paid....................    $ 14,453
                                                ========

The following table sets forth the amounts of interest and income taxes paid during 1993, 1992 and 1991 (in thousands):


                                                  1993       1992       1991
                                                  ----       ----       ----
                  Interest paid.............  $  11,203   $  5,565   $  6,729
                                              =========   ========   ========
                  Income taxes paid.........  $   3,156   $  1,730   $  2,324
                                              =========   ========   ========

11.  ACQUISITION:

        Effective May 1, 1991, SPI formed a new joint company with Galenika Pharmaceuticals headquartered in Belgrade, Yugoslavia. The joint company, ICN Galenika, is 75%-owned by the Company and 25%-owned by Galenika Holding ("Galenika Holding"). Galenika, the leading pharmaceutical company in Yugoslavia, produces, markets and distributes over 450 pharmaceutical, veterinary, dental and other products in Yugoslavia, Eastern Europe and Russia.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993


     In connection with the agreement, the Company contributed assets totaling $58,301,000, consisting of $14,453,000 cash, an obligation to pay
$13,550,000 and 1,200,000 unregistered shares of common stock of the Company issued to the employees ("owners" in Socialist Yugoslavia) of Galenika Holding with a fair value of $9,000,000. On December 31, 1991, ICN, on behalf of SPI, contributed: 1,468,000 shares of SPI common stock to ICN Galenika with a cost basis of $11,555,000; the minority interest share of the excess of the fair value of the common stock of the Company contributed by ICN and ICN's cost basis equaling $6,743,000; and acquisition costs of $3,000,000. Under the
terms   of  the ICN Galenika agreement, SPI had an obligation to contribute, in part, $50,000,000 in cash and either 1,200,000 shares of SPI stock or $12,000,000 in cash. However, the agreement was subsequently changed in December 1991 whereby ICN, on behalf of SPI, contributed shares of SPI stock in lieu of the $40,000,000 (after a cash payment of $10,000,000) and SPI issued 1,200,000 shares of SPI stock in lieu of cash, to comply with the original intent of the parties.

    The ICN Galenika transaction has been accounted for by the purchase method of accounting, and accordingly, the Company's investment has been allocated, based on the Company's ownership percentage, to the assets acquired and the liabilities assumed based on the estimated fair values at the effective
date of formation, May  1, 1991.   Assuming that the acquisition of  ICN
Galenika occurred at the beginning of the year, the Company's 1991 pro forma revenues for the full year ended December 31, 1991, would have been $452,460,000 with net income of $44,096,000. The pro forma information presented does not purport to be indicative of the results that would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.

     In connection with the ICN Galenika transaction, the Company changed its fiscal year end from November 30 to December 31, which conforms to ICN Galenika's year end. The Company's separate results of operation for the month
of  December 1990, therefore, are not reflected in the statement of   income but
have been charged directly to retained earnings.

12.  ICN GALENIKA:

    The summary balance sheets of ICN Galenika as of December 31, 1993 and 1992, and the summary income statements for the years ended December 31, 1993, 1992 and the eight months ended December 31, 1991, are presented below.

                      ICN GALENIKA SUMMARY BALANCE SHEETS
                        AS OF DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                           1993            1992
Cash..................................................................   $ 7,542         $ 34,787
Restricted cash.......................................................       ---           15,200
Marketable securities (used to collateralize $10,000,000 note payable)    32,587              ---
Receivables, net......................................................     7,650           41,549
Inventories, net......................................................    88,392           74,033
Other current assets..................................................    21,120           25,305
Long-term assets......................................................    38,264           39,202
                                                                        --------         --------
                                                                        $195,555         $230,076
                                                                        ========         ========
Current liabilities                                                     $ 18,400         $ 41,258
Non-current liabilities...............................................    40,802           53,034
Stockholders' Equity..................................................   136,353          135,784
                                                                        --------         --------
                                                                        $195,555         $230,076
                                                                        ========         ========

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993


ICN GALENIKA SUMMARY STATEMENTS OF INCOME BEFORE PROVISION FOR INCOME TAXES AND
 MINORITY INTEREST FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND EIGHT MONTHS
         ENDED DECEMBER 31,  1991

                                           (IN THOUSANDS)
                                                                     1993       1992         1991
Sales.............................................................  $239,832   $325,903     $224,782
Cost of sales.....................................................   156,189    151,918      118,456
                                                                    --------   --------     --------
Gross profit......................................................    83,643    173,985      106,326
Operating expenses................................................    83,160    107,504       49,134
Translation and exchange losses, net..............................       173     27,963        6,434
                                                                    --------   --------     --------
Income before provision for income taxes and minority interest....  $    310   $ 38,518     $ 50,758
                                                                    ========   ========     ========

               SANCTIONS:

     A substantial majority of ICN Galenika's business is conducted in the Federal Republic of Yugoslavia (Serbia and Montenegro). On May 30, 1992, the UNSC adopted a resolution that imposed economic sanctions on the Federal Republic of Yugoslavia and on April 17, 1993, the UNSC adopted a resolution that imposed additional economic sanctions on the Federal Republic of Yugoslavia. On April 26, 1993, the United States issued an executive order that implemented the additional sanctions pursuant to the United Nations
resolution.   The new sanctions   continue  to  specifically  exempt  certain
medical supplies for humanitarian purposes, a portion of which are distributed by ICN Galenika.

     ICN  Galenika  continues to apply for, and  has received, licenses under the new sanctions. The renewed efforts to enforce sanctions will create additional administrative burdens that will slow the shipments of licensed raw materials to Yugoslavia. Shipments of imported raw materials declined in 1993 to 38% of prior year levels. Additionally, the new sanctions have contributed to an overall deteriorating business environment
in which ICN   Galenika must operate.

     The new sanctions provide for the freezing of bank accounts of Yugoslavian commercial and industrial entities. The implementation of new sanctions may create a restriction on ICN Galenika's cash holdings that are
maintained in a bank outside of Yugoslavia.   Management believes, however,
that these  funds  will be available for drawdowns on lines of credit  for
shipments specifically  licensed  under the new and prior  sanctions.    As a
result of continuing political and economic instability within Yugoslavia, including the long-term impact of the sanctions, wage and price controls, and devaluations, there may be further limits on the availability of hard and local currency and consequently, an adverse impact on the future operating results of the Company.

     At December 31, 1992, ICN Galenika had cash and cash equivalents of $44,700,000, of which $15,200,000 was restricted as to use, invested with a financial institution outside of Yugoslavia. These funds have been used for
letters  of  guarantee  on  ICN  Galenika's  raw  material  purchases   and to
collateralize the payment of dividends. During the first quarter 1993, $731,000 was withdrawn under the letters of guarantee. Before the
implementation of additional   sanctions  in  April 1993, approximately
$9,885,000  was withdrawn under  the  letters  of  guarantee.  In October
1993,   ICN  Galenika acquired marketable  securities  with  these funds in
order to  maximize  their interest earned.   The  marketable  securities  are
maintained  at  the  same financial institution.   As  of December 31, 1993, at
this institution, ICN   Galenika had $834,000  of  hard currency and
$32,587,000 of marketable securities which are used to collateralize a $10,000,000 note payable.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

     In order to conserve operating cash, the wages of all ICN Galenika employees were reduced to Yugoslavian minimum wage levels beginning in the
fourth  quarter  1993.   To  help alleviate the burden  of  sanctions  and wage
reductions, the Company intends to expend funds for humanitarian aid in the form of food assistance for ICN Galenika employees. This aid will be subject to approval and licensing required by UNSC sanctions. In the first
quarter 1994, the   Company  obtained  licenses  for  approximately  $280,000
of aid. The expenditure of future aid will be dependent on the conditions in Yugoslavia and will be subject to obtaining approval and licenses under UNSC sanctions.

            HYPERINFLATION AND PRICE CONTROLS:

     Under existing Yugoslavian price controls imposed in July 1992, ICN Galenika can no longer continue the unrestricted practice of increasing selling prices in anticipation of inflation. Rather, price increases must be approved by the government prior to implementation. The imposition of price controls along with the effect of sanctions and recurring currency devaluations resulted in reduced sales levels in the last half of 1992 and for 1993.
This trend of reduced sales levels is expected to continue as long as sanctions are in place.

     As a result of decreased sales levels, Management expects that profit margins will decrease and overall operating expenses as a percentage of sales will increase.

     As a result of the hyperinflation in Yugoslavia, the Yugoslavian government devalued the dinar on several occasions during 1993 and, on October
1,   1993,  changed  the  denomination  of  the  currency.  The   effect  of
the devaluations, adjusted for the change in currency denomination, was to increase the exchange rate from less than one dinar per $1 U.S. at the beginning of 1993 to over one trillion dinars per $1 U.S. at the end of 1993. In anticipation of devaluations in 1993, the Company implemented a plan described below, to minimize its monetary exposure. As a result of the devaluations and subsequent exchange losses from obtaining hard currencies,  ICN  Galenika experienced translation  losses  of  $173,000.
While the Company cannot   predict  with any certainty  the actual
remeasurement and exchange gains or losses that may     occur in  1994,  such
amounts may be substantial. Annual inflation is very high with some estimates of over 1 billion percent. Future devaluations are likely in the near term. At December 31, 1993, ICN Galenika's net monetary liability exposure was $2,093,000. As a result of the non-tradability of the dinar, the Company is unable to effectively hedge against the loss from devaluation.

     The Company is taking action to generate the dinar cash needed to acquire hard currency to reduce its monetary exposure. ICN Galenika has access to short- term borrowings at interest rates below the level of inflation.
ICN Galenika plans to maximize its borrowings under these arrangements and use the proceeds to acquire hard currency for the purchase of inventory.
This strategy will provide hard currency, accelerate the purchase of inventory to minimize the effects of inflation, and reduce future transaction losses. This strategy will also increase ICN Galenika's monetary
liabilities, and lower its risk  of  loss from  devaluations.   This strategy,
however, has resulted in increased interest expense in 1993 and may result in high levels of interest expense in 1994.

     In conjunction with a currency devaluation on July 23, 1993, the Yugoslavian government announced that businesses in Yugoslavia can no longer buy and sell hard currency in privately negotiated transactions. All purchases of hard currency must be made through the National Bank of
Yugoslavia  based on government  approved  allocations.   This  action  could
possibly   limit the availability of hard currency in the future for ICN
Galenika. However, if the government is successful in controlling access to hard currency, the Company's operations in Yugoslavia may benefit through
increased   allocations  of hard currency.   Due  to the strategic nature of
pharmaceutical drugs in Yugoslavia, ICN Galenika has, in the past, received
relatively favorable    allocations of hard currency  from  the  government.
For the year ended December 31, 1993, ICN Galenika received $12,744,000 in currency allocations.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

        On January 24, 1994, the Yugoslavian government enacted a
"Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Duetsche mark. The Yugoslavian government guarantees the conversion of dinars to Duetsche marks and is able to do so by exercising restraint in the amount of dinars that it prints. Since the inception of this program the exchange rate of dinars to Duetsche marks has remained stable. The impact of this change on the future operations of ICN Galenika is uncertain.

        As required by GAAP, the Company translates ICN Galenika financial results at the dividend payment rate established by the National Bank of Yugoslavia. To the extent that changes in this rate lag behind the level of inflation, sales and expenses will, at times, tend to be inflated. Future sales and expenses can substantially increase if the timing of future devaluations falls significantly behind the level of inflation. While the impact of sanctions, price controls, and devaluations on future sales and net income cannot be determined with certainty, they may, under the present political and economic environment, result in an adverse impact in the future.

        At December 31, 1993, ICN Galenika has U.S. $33,421,000 invested with a financial institution outside of Yugoslavia. These funds came from the initial cash investment made by the Company of $14,453,000 and from the sale of the Company's stock transferred to ICN Galenika by ICN, also in conjunction with the acquisition. Under the terms of the acquisition agreement, these funds were originally intended to finance business expansion. However, in light of the current economic conditions in Yugoslavia, these funds are used for letters of guarantee on ICN Galenika's raw material purchases and to collateralize the payment of dividends. These funds are encumbered by a letter of guarantee for raw material purchases, of which no amount was outstanding at December 31, 1993, and $5,200,000 was outstanding at December 31, 1992, and as collateral for $10,000,000 of loans, included in Notes Payable bearing interest at 4.5% that were issued to pay the 1992 dividend of the same amount. Other uses of these funds in the future, such as capital investment, additional letters of guarantee, or future dividends are subject to review and licensing under the UNSC sanctions. At December 31, 1993, these funds have been invested in bonds and are recorded as marketable securities which are used to collateralize a $10,000,000 notes payable. At December 31, 1992, these funds were included in cash with $15,200,000 reflected as restricted cash.

        As noted above, ICN Galenika paid a $10,000,000 dividend in 1992 of which the Company received 75% or $7,500,000. Yugoslavian law allows free distribution of earnings whether to domestic (Yugoslavian) or international investors. ICN Galenika is allowed to pay dividends out of earnings calculated under Yugoslavian Accounting Practices ("YAP"), not earnings calculated under GAAP.

        As a result of the current level of inflation, the accumulated YAP earnings of ICN Galenika are insignificant when stated in dollars. Future dividends from ICN Galenika will depend heavily on future earnings. Under GAAP, ICN Galenika had accumulated earnings, which are not available for distributions, of approximately $61,787,000 at December 31, 1993. However, additional repatriation of cash could be declared from contributed capital as provided for in the original purchase agreement. In 1992, the Company made the decision to no longer repatriate the earnings of ICN Galenika and instead will use these earnings for local operations and reduction of debt.

        The current political and economic conditions in Yugoslavia could continue to deteriorate to the point that the Company's investment in ICN Galenika would be threatened. Worsening political and economic conditions could also result in a situation where the Company may be unable to exercise control over ICN Galenika's operations or be unable to receive dividends from ICN Galenika. Under these conditions, the Company would no longer be able to continue to consolidate the financial information of ICN Galenika. In this situation the Company would be required to deconsolidate ICN Galenika and account for its investment using the cost method of accounting and the investment in ICN Galenika would be carried at the lower of cost or realizable value.

                           SPI PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993


13. CONCENTRATIONS OF CREDIT RISK:

   Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of cash deposits. The Company places its cash deposits with respected financial institutions and limits the amount of credit exposure to any one financial institution, however, in connection with the acquisition of ICN Galenika, the cash contributed to ICN Galenika was required, under the terms of the agreement, to be placed on deposit in a single high credit quality financial institution outside of Yugoslavia. At December 31, 1993, ICN Galenika had hard currency of $834,000 and marketable securities of $32,587,000 on deposit with this financial institution.

14. INVESTMENT IN RUSSIA

 On October 21, 1992, the Company announced that it had concluded an agreement with the Leningrad Industrial Chemical and Pharmaceutical
Association (""Oktyabr"") to form a pharmaceutical joint venture in Russia, ICN Oktyabr, in which the Company will have a 75% interest. The new joint venture was registered with the Russian Federation on March 9, 1993. The joint venture represents a new business, and not the acquisition of the existing business or assets of Oktyabr. Business operations of the joint venture will commence on the completion of a business plan. Oktyabr, which recently was privatized, will contribute output from its current production facilities. The Company's contribution will be management expertise, technology, equipment, intellectual property, training and technical assistance to the new joint venture. Because of the transition of the Russian economy into a free market oriented economy, the Company plans for a gradual phase-in of the joint venture in 1994 and 1995. During this phase-in period, the joint venture will develop training and marketing strategies and begin constructing a new manufacturing facility in 1995 that is scheduled to be fully operational in 1996. Because of this phase-in period, the Company does not expect any current material effects on it operating results, as well as, its capital resources and liquidity.

15. SUBSEQUENT EVENT

        In addition to the joint venture in Russia, on March 24, 1994, SPI entered into an Agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of its joint venture partner, Oktyabr, in exchange for approximately 30,000 shares of the Company's stock. As part of this Agreement, SPI may qualify to receive newly issued shares of Oktyabr pursuant to Russian privatization regulations that will raise its total investment in Oktyabr to 43%. The issuance of these additional shares is subject to approval and completion of an "investment plan." The completion of the investment plan will not require any additional financial resources of the Company. The Company has also extended an offer to the employees of Oktyabr to exchange their Oktyabr shares for SPI shares. The Oktyabr employees currently own approximately 33% of the outstanding shares, however, the number of employees that will exchange their shares is uncertain. In the event that SPI qualifies under the investment plan to raise its investment to 43%, it is possible that a sufficient number of employees might exchange their Oktyabr shares for SPI shares so that the total SPI investment in Oktyabr would exceed 50%. If this event occurs, the Company would be required to consolidate the financial results of Oktyabr into the financial statements of the Company.

                           SPI PHARMACUETICALS, INC.
                       SCHEDULE I--MARKETABLE SECURITIES


                                                                                       AMOUNT AT
                                                                                       WHICH EACH
                                                                                      PORTFOLOI OF
                                       NUMBER OF                                     EQUITY SECURITY
                                    SHARES OR UNITS                                    ISSUES AND
                                      - PRINICPAL                     MARKET VALUE     EACH OTHER
                                       AMOUNT OF                      OF EACH ISSUE   SECURITY ISSUE
NAME OF ISSUER AND TITLE OF EACH       BONDS AND       COST OF EACH    AT BALANCE     CARRIED IN THE
            ISSUE                        NOTES             ISSUE       SHEET DATE     BALANCE SHEET
- --------------------------------    --------------     ------------   -------------  ---------------
As of December 31, 1993:

  6-5/8% Phillip Morris
    Capital Corp.                        77,000            $105.60      $102.63      $ 7,902,000

  6-1/8% Tokyo Electric Power           100,000             102.60        98.63        9,862,000

  6-1/4% British Gas International       90,000             103.55        98.88        8,899,000

  3-1/2% Roche Holdings Inc.             70,000              88.38        84.63        5,924,000
                                                                                      ----------

  Total Marketable Securities                                                        $32,587,000
                                                                                     ===========


As of December 31, 1992:

  None

                           SPI PHARMACUETICALS, INC.
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                            BALANCE AT        CHARGED TO       (CREDITED)         DEDUCTIONS      BALANCE
                                            BEGINNING         COSTS AND         TO OTHER             FROM         AT END
                                            OF PERIOD         EXPENSES          ACCOUNTS           RESERVES      OF PERIOD
                                            ------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful receivables         $10,188          $ 11,261          $(13,664)(1)      $   152        $  7,633
                                             ============================================================================
  Reserve for inventory obsolescence         $ 3,671          $  1,281          $   (532)         $ 3,103        $  1,317
                                             ============================================================================
YEAR ENDED DECEMBER 31, 1992:

  Allowance for doubtful receivables         $21,566          $ 48,312          $(59,569)(1)      $   121        $ 10,188
                                             ============================================================================
  Reserve for inventory obsolescence         $ 3,280          $  2,456          $    (19)         $ 2,046        $  3,671
                                             ============================================================================
YEAR ENDED DECEMBER 31, 1991:

  Allowance for doubtful receivables         $ 2,304          $  6,812          $ 13,165(2)       $   715        $ 21,566
                                             ============================================================================
  Reserve for inventory obsolescence         $ 2,351          $ 2,683           $     18          $ 1,772        $  3,280
                                             ============================================================================

  (1) The credit to other accounts is primarily due to the impact of devaluations on the outstanding allowance for doubtful accounts. In hyperinflationary countries such as Yugoslavia, a devaluation will result in a reduction of accounts receivable and a proportionate reduction in the accounts receivable allowance. The reduction of accounts receivable is recorded as a foreign currency translation loss and the reduction of the allowance is recorded as a translation gain. Shortly after a devaluation the level of accounts receivable will rise as a result of subsequent price increases. In conjunction with the rise in receivables, additions to the allowance for receivables will be made for existing doubtful accounts. This process will repeat itself for each devaluation that occurs during the year. The effect of this process results in a high level of bad debt expense that does not necessarily reflect credit risk or difficulties in collecting receivables. For the year ended 1993, ICN Galenika recorded provisions for doubtful accounts of $10,968,000 compared to $48,279,000 for 1992. The timing of devaluations has a material impact on the size of the provision for doubtful accounts. The decrease in the 1993 provision is primarily a result of devaluations occurring more frequently in the current year, smaller price increases in 1993 compared to 1992, and lower levels of accounts receivable compared to the prior year. The reduction of the accounts receivable allowance from devaluation resulted in a translation gain of $9,118,000 and $40,191,000 resulting in a net expense from bad debts and bad debt translation gain of $1,850,000 and $8,088,000 for 1993 and 1992, respectively.

 (2)     Results principally from ICN Galenika purchase price allocation.

                           SPI PHARMACEUTICALS, INC.
                       SCHEDULE IX--SHORT-TERM BORROWINGS

                                 (In thousands)


                                                                                                WEIGHTED
                                                         MAXIMUM             AVERAGE            AVERAGE
                                             WEIGHTED     AMOUNT             AMOUNT             INTEREST
                                BALANCE AT   AVERAGE    OUTSTANDING        OUTSTANDING            RATE
                                  END OF     INTEREST   DURING THE            DURING           DURING THE
                                  PERIOD       RATE        PERIOD           THE PERIOD(1)        PERIOD(3)
                                ---------------------------------------------------------------------------
Year ended December 31, 1993:

Notes payable to banks            $14,360        9%        $19,566             $14,464             118%(3)
                                ===========================================================================
Year ended December 31, 1992:

Notes payable to banks            $16,322       28%        $16,322             $ 9,067              71%(3)
                                ===========================================================================
Year ended December 31, 1991:

Notes payable to banks            $12,157       50%        $16,809             $10,907              63%(3)
                                ===========================================================================



(1) Calculated by dividing the total month-end outstanding borrowings by 12 months.

(2) Calculated by dividing the total interest accrued during the period on short-term borrowings by the monthly average short-term borrowings outstanding during the period.

(3) Weighted average interest rates were heavily influenced by the magnitude and duration of local currency borrowings in highly inflationary Yugoslavia, where interest rates obtained on borrowings usually reflect the underlying levels of local inflation.

                           SPI PHARMACEUTICALS, INC.
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN THOUSANDS)


                                         1993       1992        1991
                                        ------     ------      ------
Advertising........................   $  13,039  $  12,211   $  11,150
                                      =========  =========   =========
Royalties(1).......................   $   2,401  $   1,093   $   3,274
                                      =========  =========   =========
Amortization of intangible assets..   $     443  $     904   $   1,968
                                      =========  =========   =========
Repairs and maintenance............   $   4,654  $   6,806   $   3,621
                                      =========  =========   =========


(1) These amounts do not include royalties to affiliates, which are separately disclosed in Note 3 of Notes to Consolidated Financial Statements.

       ITEM 9.   CHANGES   IN   AND  DISAGREEMENTS  WITH   AUDITORS   ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                    PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required under this item is incorporated  by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Information Concerning Nominees and Directors." Information regarding the Company's executive officers is included in Part I of this Form 10-K under the caption "Management."

       ITEM 11. EXECUTIVE COMPENSATION

            The information required under this item is incorporated  by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation and Related Matters."


       ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
                  MANAGEMENT

            The information required under this item is incorporated  by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Ownership of the Company's Securities."


       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required under this item is incorporated  by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 annual meeting of stockholders. Reference is made to those portions of the Proxy Statement entitled "Executive Compensation and Related Matters" and "Certain Transactions."

                                    PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
                 FORM 8-K

       (a)  1.  Financial Statements

            Financial  Statements of the Registrant are  listed  in  the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data", included elsewhere in this Form 10-K.

           2.  Financial Statement Schedules

            Financial Statement Schedules of the Registrant are listed in the index to Consolidated Financial Statements and filed under
       Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

           3.  Exhibits

       3.1 Certificate of Incorporation of Registrant, previously filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

       3.2 Bylaws of Registrant, previously filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

       4.2 Indenture between ICN Pharmaceuticals, Inc. and J. Henry Schroeder Bank & Trust Company, previously filed as
             Exhibit 4.1 to Registration Statement No. 33-5919 on Form S-3, which is incorporated herein by reference. First Supplemental Indenture dated as of October 1, 1986, between ICN Pharmaceuticals, Inc. and J. Henry Schroeder Bank & Trust Company.

      10.1 1981 Employee Incentive Stock Option Plan, previously filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1981, which is incorporated herein by reference.

      10.2 Non-Qualified Stock Option Agreement dated as of May 24, 1984, between ICN Pharmaceuticals, Inc. and Milan Panic, previously filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1984, which is incorporated herein by reference.

      10.3 Public Bond Issue Agreement dated as of June 13, 1985 between ICN Pharmaceuticals, Inc. and Banque Gutzwiller, Kurz, Bungener S.A., previously filed as Exhibit 10 to Registrant's Form 8 Amendment of Quarterly Report on Form 10-Q for the quarter ended August 31, 1985, which is incorporated herein by reference.

      10.4 Subscription Agreement dated January 20, 1986 between the Company, SPI Pharmaceuticals, Inc., Banque Gutzwiller, Kurz, Bungener, S.A. and the Trustee and Banks named therein, previously filed as Exhibit 10.33 to Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended November 30, 1985, which is incorporated herein by reference.

      10.5 Purchase Agreement dated as of September 5, 1986, for an issue by ICN Pharmaceuticals, Inc. of Dfl. 75,000,000 Subordinated Convertible Bonds due 1990/1994 convertible into Shares of Common Stock, between ICN Pharmaceuticals, Inc. and Van Haften & Co. N.V. and the other Managers named therein; Trust Deed dated as of September 15, 1986, between ICN Pharmaceuticals, Inc. and B.V. Algemeen Administratieen Trustkantoor; and Paying Agency Agreement dated as of September 15, 1986, for an issue by ICN Pharmaceuticals, Inc. of Dfl. 75,000,000 Subordinated Convertible Bonds due 1990/1994 Convertible into Shares of Common Stock among ICN Pharmaceuticals, Inc., Nederlands Credietbank N.V., Kerdietbank S.A. Luxembourgeoise, and Banque Gutzwiller, Kurz, Bungener S.A., previously filed as Exhibit 10 to Registration Statement No. 33-10706 on Form S-3, which is incorporated herein by reference.

      10.6 Xr Capital Holding Trust Instrument between ICN Pharmaceuticals, Inc. and Ansbacher (C.I.) Limited dated as of September 17, 1986; Subscription Agreement between Ansbacher (C.I.) Limited, ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., and Banque Gutzwiller, Kurz, Bungener S.A. and the other financial institutions named therein dated as of September 17, 1986; Bond Issue Agreement between ICN Pharmaceuticals, Inc. and Ansbacher (C.I.) Limited dated as of September 17, 1986; and Exchange Agency Agreement between ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc., Banque Gutzwiller, Kurz, Bungener S.A., and the other financial institutions named therein dated as of September 17, 1986 previously filed as
             Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

      10.7 Indenture dated as of October 30, 1986 between ICN Pharmaceuticals, Inc. and Citibank, N.A.; and Subscription Agreement dated as of October 8, 1986 between ICN Pharmaceuticals, Inc., J. Henry Schroder Wagg and Co. Ltd. and the other financial institutions named therein previously filed as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

      10.8 Pharma Capital Holdings Trust Instrument between ICN Pharmaceuticals, Inc. and Ansbacher (C.I.) Limited, dated as of October 16, 1986; Subscription Agreement between Ansbacher (C.I.) Limited, ICN Pharmaceuticals, Inc. and the Managers named therein, dated as of October 16, 1986; Paying Agency Agreement between ICN Pharmaceuticals, Inc., Ansbacher (C.I.) Limited, Banque Paribas (Luxembourg) S.A. and the other financial institutions named therein dated as of October 22, 1986; and the Exchange Agency Agreement between ICN Pharmaceuticals, Inc., Banque Paribas (Luxembourg) S.A. and the other Exchange Agents named therein dated as of October 22, 1986 previously filed as
             Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

      10.9 Bio Capital Holding Trust Instrument between ICN Biomedicals, Inc., Ansbacher (C.I.) Limited and ICN Pharmaceuticals, Inc. dated as of January 26, 1987;
             Subscription Agreement between ICN Biomedicals, Inc., Ansbacher (C.I.) Limited, ICN Pharmaceuticals, Inc., Banque Gutzwiller, Kurz, Bungener S.A. and the other financial institutions named therein dated as of January 26, 1987; Bond Issue Agreement between ICN Biomedicals, Inc., ICN Pharmaceuticals, Inc. and Ansbacher (C.I.) Limited dated as of January 26, 1987; Exchange Agency Agreement between ICN Biomedicals, Inc., Banque Gutzwiller, Kurz, Bungener, S.A., and the other financial institutions named therein dated as of January 26, 1987; and Guaranty between ICN Pharmaceuticals, Inc. and ICN Biomedicals, Inc. dated as of February 17, 1987, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1987, which is incorporated herein by reference.

      10.10 Public Bond Issue Agreement dated as of February 20, 1987, between ICN Pharmaceuticals, Inc. and Fintrelex, S.A. and the other banks named therein; Conversion Agency Agreement dated as of February 20, 1987 between ICN Pharmaceuticals, Inc., E. Gutzwiller & Cie, and the other financial institutions named therein; and Escrow Agreement dated as of February 20, 1987 between ICN Pharmaceuticals, Inc., Fintrelex, S.A. and E. Gutzwiller & Cie, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1987, which is incorporated herein by reference.

      10.11 License agreement dated as of January 1, 1987 between ICN Pharmaceuticals, Inc. and SPI Pharmaceuticals, Inc. regarding Brown Pharmaceutical Company, Inc. previously filed as Exhibit 10.50 to Annual Report on Form 10-K for the fiscal year ended November 30, 1987, which is incorporated herein by reference.

      10.12 Employment Agreement dated October 1, 1988 between ICN Pharmaceuticals, Inc. and Milan Panic, incorporated herein by reference.

      10.13  Tax  Sharing  Agreement effective June 1, 1990 between  SPI
             Pharmaceuticals,   Inc.   and  ICN   Pharmaceuticals,   Inc
             incorporated herein by reference.

      10.14  Asset Transfer Agreement between ICN Pharmaceuticals,  Inc.
             and   SPI  Pharmaceuticals,  Inc.  dated  April  26,   1991
             incorporated herein by reference.

      10.15 1992 Employee Incentive Stock Option Plan, incorporated herein by reference.

      10.16 1992 Non-Qualified Stock Option Plan, incorporated herein by reference.

      10.17 Milan Panic Leave of Absence of Reemployment Agreement, incorporated herein by reference.

      11     Statement re computation of per share earnings.

      22     Subsidiaries of the registrant.

      23     Consent of Coopers & Lybrand.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ICN PHARMACEUTICALS, INC.
                                   Registrant

Date: March 30, 1994


                                   By  /s/ MILAN PANIC
                                     ------------------------------------------
                                           Milan Panic
                                           Chairman of the Board, President and
                                           Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                    Title                       Date
    ---------                    -----                       ----

/s/ MILAN PANIC                  Chairman of the Board,      March 30, 1994
- --------------------------       President and Chief
    Milan Panic                  Executive Officer


/s/ JOHN E. GIORDANI             Executive Vice President    March 30, 1994
- --------------------------       Finance and Chief
    John E. Giordani             Finance Officer


/s/ NORMAN BARKER, JR.           Director                    March 30, 1994
- --------------------------
    Norman Barker, Jr.


/s/ ROBERT H. FINCH, ESQ.        Director                    March 30, 1994
- --------------------------
    Robert H. Finch


/s/ ADAM JERNEY                       Director                    March 30, 1994
- --------------------------------
    Adam Jerney


/s/ WELDON B. JOLLEY                  Director                    March 30, 1994
- --------------------------------
    Weldon B. Jolley


/s/ ROBERTS A. SMITH                  Director                    March 30, 1994
- --------------------------------
    Roberts A. Smith


/s/ RICHARD W. STARR                  Director                    March 30, 1994
- --------------------------------
    Richard W. Starr


/s/ ROGER GUILLEMIN, M.D., Ph.D.      Director                    March 30, 1994
- --------------------------------
    Roger Guillemin, M.D., Ph.D.


/s/ MICHAEL SMITH                     Director                    March 30, 1994
- --------------------------------
    Michael Smith

                                     118

                                 EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Exhibit                                                            Page
- -------                                                        ------------
11        Statement re computation of per share earnings......

22        Subsidiaries of the registrant......................

23        Independent Auditors................................
