Form 10-K/A
period 1993-12-31
ICN PHARMACEUTICALS INC /DE/
filed 1994-04-27
CIK 49601

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
           (AMENDMENT NUMBER 1 TO FORM 10-K FILED ON MARCH 31, 1994)
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-9934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 545-0100
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
        COMMON STOCK, $1.00 PAR VALUE                    NEW YORK STOCK EXCHANGE
                                                          PACIFIC STOCK EXCHANGE
       12 7/8% SINKING FUND DEBENTURES                   NEW YORK STOCK EXCHANGE
              DUE JULY 15, 1998

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES ON MARCH 29, 1994 WAS APPROXIMATELY $178,581,000.

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK AS OF MARCH 29, 1994 WAS 20,528,931.

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1993 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10. INFORMATION CONCERNING DIRECTORS

     The current Board of Directors consists of ten members: Messrs. Barker, Bayh, Finch, Guillemin, Jerney, Jolley, Panic, Smith, Smith and Starr, each of whom is standing for re-election. Messrs. Finch, Jolley, Panic, Smith and Starr were elected at the last Annual Meeting of Stockholders. On October 21, 1993 Dr. Guillemin was elected to fill a new position which was created by an amendment to the By-laws increasing the number of directors from eight to nine. On February 1, 1994 Dr. Michael Smith was elected to fill a new position which was created by an amendment to the By-laws increasing the number of directors from nine to ten. The names of the ten nominees for election as directors are listed below, together with certain personal information, including the present principal occupation and recent business experience of each.

                                                             YEAR
                                                           COMMENCED
                                                          SERVING AS
                                                          DIRECTOR OF   OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                       AGE   THE COMPANY   DIRECTORSHIPS
- -----------------------------                       ---   -----------   ---------------
NORMAN BARKER, JR.................................  71      1992        Pacific American
  Mr. Barker is the retired Chairman of the Board                       Income Shares, Inc.;
  of First Interstate Bank of California and                            Southern California
  Former Vice Chairman of the Board of First                            Edison Company;
  Interstate Bancorp. Mr. Barker joined First                           TCW Convertible
  Interstate Bank of California in 1957 and was                         Securities Fund, Inc.;
  elected President and Director in 1968, Chief                         SPI Pharmaceuticals, Inc.
  Executive Officer in 1971 and Chairman of the
  Board in 1973. He retired as Chairman of the
  Board at the end of 1985.

BIRCH E. BAYH, JR., ESQ...........................  65      1992
  Mr. Bayh is a partner in the law firm of Bayh,
  Connaughton, Fensterheim & Malone. He was a
  partner in the Indianapolis Indiana and
  Washington, D.C. law firm of Bayh, Tabbert &
  Capehart from April 1981 through June 1985. From
  1963 to 1981, Mr. Bayh served as United States
  Senator from the State of Indiana.

ROBERT H. FINCH, ESQ. (a)(b)(c)...................  68      1976        Nationwide Health
  Mr. Finch has been a partner in the Pasadena,                         Properties, Inc; Viratek,
  California law firm of Fleming, Anderson,                             Inc.; Continental
  McClung and Finch since 1976. Prior thereto he                        Graphics; North American
  was Counsel to the President of the United                            Trust Co.
  States from 1971 to 1972, Secretary of the
  United States Department of Health, Education
  and Welfare from 1969 to 1972, and Lieutenant
  Governor of the State of California from 1967 to
  1969.

                                                             YEAR
                                                           COMMENCED
                                                          SERVING AS
                                                          DIRECTOR OF   OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                       AGE   THE COMPANY   DIRECTORSHIPS
- -----------------------------                       ---   -----------   ---------------
ROGER GUILLEMIN, M.D., PH.D.......................  68      1993        SPI Pharmaceuticals, Inc.;
  Dr. Guillemin is Distinguished Scientist at The                       Viratek, Inc.;
  Whittier Institute in La Jolla, California since                      Erbamont N.V.
  March 1989 and was Resident Fellow and Chairman
  of the Laboratories for Neuroendocrinology at
  The Salk Institute in La Jolla, California, and
  Adjunct Professor of Medicine at the Medical
  School of the University of California at San
  Diego. He was awarded the Nobel Prize in
  Medicine in 1977, and, in the same year, was
  presented the National Medal of Science by the
  President of the United States. He is a member
  of the National Academy of Sciences, the
  American Academy of Arts and Sciences, and a
  Fellow of the American Association for the
  Advancement of Science. He has also served as
  President of the American Endocrine Society.

ADAM JERNEY (c)...................................  51      1992        SPI Pharmaceuticals, Inc.;
  Mr. Jerney is President and Chief Operating                           ICN Biomedicals, Inc.;
  Officer of SPI Pharmaceuticals, Inc. He served                        Viratek, Inc.
  as Chairman of the Board and Chief Executive
  Officer of the Company from July 14, 1992, to
  March 4, 1993, during Mr. Panic's leave of
  absence from the Company. Mr. Jerney is also a
  director of SPI Pharmaceuticals, Inc., a
  subsidiary of ICN, ICN Biomedicals, Inc., a
  subsidiary of ICN and a director of Viratek,
  Inc., a subsidiary of ICN. He joined ICN in 1973
  as Director of Marketing Research in Europe, and
  assumed the position of General Manager of ICN
  Netherlands in 1975. In 1981, he was elected
  Vice President-Operations and in 1987 he assumed
  his current position.

WELDON B. JOLLEY, PH.D. (a)(b)....................  67      1961
  Dr. Jolley is President of Golden Opportunities,
  and was President of the Nucleic Acid Research
  Institute, a former division of the Company,
  from 1985 to 1989. Dr. Jolley was a Vice
  President of the Company until 1990. Prior to
  that, he was, for over eleven years, Professor
  of Surgery at the Loma Linda University School
  of Medicine in Loma Linda, California and a
  physiologist at the Veterans Hospital in Loma
  Linda, California.

                                                             YEAR
                                                           COMMENCED
                                                          SERVING AS
                                                          DIRECTOR OF   OTHER CORPORATE
NAME AND PRINCIPAL OCCUPATION                       AGE   THE COMPANY   DIRECTORSHIPS
- -----------------------------                       ---   -----------   ---------------
MILAN PANIC (c)...................................  63      1960        Viratek, Inc.;
  Mr. Panic, the founder of the Company, has been                       SPI Pharmaceuticals, Inc.;
  Chairman of the Board, Chief Executive Officer                        ICN Biomedicals, Inc.;
  and President of the Company since its                                ICN Galenika
  inception; except, he did not serve as President
  from October 1979 to June 1980, and from July
  14, 1992 to March 4, 1993, he was on leave of
  absence from the Company while serving as Prime
  Minister of Yugoslavia. Mr. Panic also serves as
  Chairman of the Board, Chief Executive Officer
  and director of various subsidiaries of the
  Company and may be deemed to be a "control
  person" of the Company.

MICHAEL SMITH, PH.D...............................  62      1994
  Dr. Smith is Director of the Biomedical Research
  Center, a privately funded research institute at
  the University of British Columbia. In 1993, Dr.
  Smith received the Nobel Prize in Chemistry. He
  has been a career investigator of the Medical
  Research Council of Canada since 1979. He is a
  member of the American Endocrine Society.

ROBERTS A. SMITH, PH.D. (c).......................  64      1960        Viratek, Inc.,
  Dr. Smith is President of Viratek, Inc. and is                        PLC Systems
  also a Vice President R&D of SPI and was a
  member of the Executive Committee of the Nucleic
  Acid Research Institute. He was a director of
  that institute from 1985 to 1989. For more than
  eleven years, Dr. Smith was Professor of
  Chemistry and Biochemistry at the University of
  California, Los Angeles.

RICHARD W. STARR (a)(b)...........................  73      1983
  Retired April 1, 1983 from First Interstate Bank
  of California as Executive Vice President and
  Chief Credit Officer Worldwide. He spent 31
  years with First Interstate Bank and has spent
  over 44 years in commercial banking.

- ---------------

(a) Member of the Compensation and Stock Option Committee.

(b) Member of the Audit Committee.

(c) Member of the Executive Committee.

     None of the proposed nominees are related by blood or marriage to one another or to an executive officer of the Company. In May 1991, ICN completed a civil settlement with the U.S. Justice Department regarding a grand jury investigation initiated in September 1988. The grand jury investigation, in which ICN and its subsidiaries were targets, generally related to compliance by ICN and its subsidiaries with applicable Food and Drug Administration ("FDA") statutes and regulations concerning the marketing and sale of Virazole(R). In settling the matter, ICN entered into a civil consent decree whereby it neither admitted nor denied any violations of FDA statutes and regulations. In addition, ICN agreed to abide by all FDA laws and regulations in the future and to pay $400,000 and to reimburse the FDA $200,000 for administrative costs. On October 7, 1991 ICN, Viratek, Milan Panic, Chairman of the Board, President and Chief Executive Officer of ICN and Dr. Weldon B. Jolley, a director of ICN, entered into a settlement agreement in the form of a Consent Decree with the SEC, ending the investigation of the Company and its subsidiaries which began in 1987 and generally concerned Company disclosures in 1986 and 1987 relating to the safety and efficacy of Virazole(R) in treating certain AIDS-related conditions. Without admitting or denying any violations of the securities laws, ICN, Viratek and the individuals agreed not to violate securities laws in the future.

COMPENSATION OF DIRECTORS

     The directors, other than officers of the Company or its affiliates, are paid an annual fee of $22,000, payable quartely, plus a fee of $500 for every Board meeting attended and an additional fee of $500 for every committee meeting attended. During 1993 Messrs. Bayh, Finch and Jolley, or firms with which they are affiliated, received legal or consulting fees from the Company in the amounts of $50,598, $20,958, $55,464 and respectively. Additionally, in 1993 Mr. Bayh's law firm received legal fees of $50,598 from ICN. Dr. Guillemin received $6,000 from Viratek for consulting services rendered. Dr. Smith received $21,000 in 1993 from Viratek for consulting services rendered.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal year 1993 all filing requirements applicable to its officers, directors and ten percent beneficial owners were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED MATTERS

SUMMARY COMPENSATION

     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer and the other executive officers of the Company by the Company and its subsidiaries for services rendered in all capacities for 1993, 1992 and 1991.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                        --------------------
                                        ANNUAL COMPENSATION               AWARDS
                               --------------------------------------   ----------   PAYOUTS
                                                          OTHER           STOCK      -------
  NAME AND PRINCIPAL                                      ANNUAL          OPTION      LTTP        ALL OTHER
       POSITION         YEAR    SALARY     BONUS     COMPENSATION (1)   GRANTS (2)   PAYOUTS   COMPENSATION (3)
- ----------------------  -----  --------  ---------   ----------------   ----------   -------   ----------------
                                 ($)        ($)            ($)              #          ($)           ($)
Milan Panic (4)          1993   535,000         --                         -0-                      39,262
  Chief Executive        1992   535,000  5,625,000                        900,000(1)                39,262(5)
  Officer                1991   535,000    200,000                         -0-                       1,458
Adam Jerney (6)          1993   380,000     38,100                        150,000                    4,497
  President              1992   321,821    150,000         4,364          450,000                    4,364
                         1991   244,799    229,150         4,237          140,000                    4,237
Bill A. MacDonald (7)    1993   200,000         --                        125,000                    4,497
  Executive Vice         1992   168,322     90,000         4,659           30,000                    4,659
  President              1991   157,310    190,000         4,237           25,000                    4,237
John E. Giordani (8)     1993   225,195         --                         65,000                    4,497
  Executive Vice         1992   210,472     90,000         4,364           30,000                    4,364
  President              1991   196,693    130,000         3,676           25,000                    3,676
David C. Watt (9)        1993   180,000         --       --                55,000                    4,497
  Executive Vice         1992   134,825     79,200       --                20,000                  --
  President              1991   128,404     90,000       --                32,500                  --

- ---------------

(1) Excludes certain personal benefits such as medical insurance and life insurance which, after reasonable inquiry, the Company is unable to determine specifically or with precision, but which do not, in any event, exceed for any person $50,000 or 10% of the amount reported in the table for such person unless so disclosed.

(2) Includes stock option grants for the Company and its subsidiaries.

(3) This consists solely of amounts which were paid as matching contributions to ICN's 401(k) plan, unless otherwise indicated.

(4) Mr. Panic was granted options to purchase the following shares of common stock of the Company and its subsidiaries;

                                                  ICN         SPI     BIOMEDICALS     VIRATEK
                                                -------     -------   -----------     -------
        1993................................      -0-         -0-      60,000           -0-
        1992................................      -0-       400,000     300,000       200,000
        1991................................      -0-         -0-        -0-            -0-

(5) All other compensation includes $38,242 for legal services and $1,020 for medical premiums and miscellaneous fringe benefits.

(6) Mr. Jerney is also President of SPI and his salary is paid by SPI. Mr. Jerney was granted options to purchase the following shares of common stock of the Company and its subsidiaries:

                                                  ICN         SPI     BIOMEDICALS     VIRATEK
                                                -------     -------   -----------     -------
        1993................................     50,000      50,000      -0-           50,000
        1992................................    100,000     150,000     100,000       100,000
        1991................................     40,000     100,000      -0-            -0-

(7) Mr. MacDonald was granted options to purchase the following shares of common stock of the Company and its subsidiaries:

                                                  ICN         SPI     BIOMEDICALS     VIRATEK
                                                -------     -------   -----------     -------
        1993................................     25,000      40,000      50,000        10,000
        1992................................      -0-        30,000      -0-            -0-
        1991................................     10,000      10,000      -0-            5,000

(8) Mr. Giordani was granted options to purchase the following shares of common stock of the Company and its subsidiaries:

                                                  ICN         SPI     BIOMEDICALS     VIRATEK
                                                -------     -------   -----------     -------
        1993................................     25,000       -0-        30,000        10,000
        1992................................      -0-        30,000      -0-            -0-
        1991................................     10,000      10,000      -0-            5,000

(9) Mr. Watt is also Senior Vice President, General Counsel and Secretary of SPI and his salary is paid by SPI. Mr. Watt was granted options to purchase the following shares of common stock of the Company and its subsidiaries:

                                                  ICN         SPI     BIOMEDICALS     VIRATEK
                                                -------     -------   -----------     -------
        1993................................     25,000      20,000      -0-           10,000
        1992................................      -0-        20,000      -0-            -0-
        1991................................     20,000      12,500      -0-            -0-

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

     Mr. Panic has reimbursed certain withholding taxes due as of December 31, 1992, previously advanced by the Company, in connection with the exercise of stock options, in the amount of $1,351,000. Mr. Panic paid these amounts, in 1993, in the form of cash in the amount of $678,000 and common stock of Viratek in the amount of $776,000 valued at fair market value, subject to receipt of a fairness opinion.

     On April 1, 1992, the Board of Directors granted Mr. Panic a bonus of 200,000 shares of SPI common stock for his extraordinary efforts in completing the ICN Galenika transaction. The value at the date of grant was $5,375,000. Mr. Panic sold the shares during 1993 for a realized value of $4,005,223. Additionally, in 1993, Mr. Panic realized $1,881,250 and $1,853,000 on other sales of ICN and SPI common stock.

     On December 20, 1990, with the approval of the Board of Directors of the Company, Mr. Panic borrowed 200,000 shares of SPI common stock from the Company (which shares had a market value as of that date of $1,935,000). Mr. Panic was obligated to return these shares together with interest at the rate of two times

SPI's then current dividend rate. No restrictions were imposed on the use of such shares and, therefore, the shares could have been used by Mr. Panic as collateral for borrowing or could have been sold by him. All the shares have been returned to the Company.

OPTION GRANTS

     The following table sets forth information with respect to stock options to purchase shares and common stock of SPI, Viratek and Biomedicals granted in 1993 to the named executive officers of the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                           ---------------------------------------------------------------------------------
                                                      PERCENT OF
                                                  TOTAL OPTIONS/SARS
                                         OPTIONS  GRANTED EMPLOYEES    EXERCISE EXPIRATION GRANT DATE PRESENT
          NAME               COMPANY     GRANTED    IN FISCAL YEAR     PRICE     DATE        VALUE (1)(2)
- -------------------------  -----------   ------   ------------------   ------   -------   ------------------
Milan Panic..............  Biomedicals   60,000            12%         $3.25    4/15/03        $ 60,600
Adam Jerney..............  ICN           50,000            26           6.375   1/13/03         245,500
                           SPI           50,000           6.6          12.25    1/12/03         325,731
                           Viratek       50,000            20          10.025   5/11/03         424,500
Bill MacDonald...........  ICN           25,000            13           6.375   1/13/03         122,750
                           SPI           40,000             5          12.25    1/12/03         260,517
                           Viratek       10,000           4.1          10.025   5/11/03          84,900
                           Biomedicals   50,000            10           3.25    4/15/03          50,500
John E. Giordani.........  ICN           25,000            13           6.375   1/12/03         122,750
                           Viratek       10,000           4.1          10.025   5/11/03          84,900
                           Biomedicals   30,000             6           3.25    4/15/03          30,300
David C. Watt............  ICN           25,000            13           6.375   1/13/03         122,750
                           SPI           20,000           2.6          12.25    1/12/03         130,289
                           Viratek       10,000           4.1          10.025   5/11/03          84,900

- ---------------
(1) The options granted have 10 year terms. The options vest on the following schedule: 25% on the first anniversary date of the grant date and 25% on each of the next succeeding three anniversary dates of the grant date. The options were granted with an exercise price equal to the market value on the date of grant.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to (i) stock option exercises by the named executive officers during 1993 and (ii) unexercised stock options held by the named executive officers at December 31, 1993.

                          AGGREGATED OPTION EXERCISES
                  IN 1993 AND DECEMBER 31, 1993 OPTION VALUES

                                                                NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                     SHARES                         STOCK OPTIONS            IN-THE-MONEY OPTIONS AT
                                    ACQUIRED       VALUE        AT DECEMBER 31, 1993        DECEMBER 31, 1993 ($)(1)
                                       ON         REALIZED   ---------------------------   ---------------------------
        NAME            COMPANY     EXERCISE        ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- --------------------  -----------   --------      --------   -----------   -------------   -----------   -------------
Mr. Panic...........  ICN            832,000      5,436,000           0             0               0              0
                      SPI            284,054(2)   2,644,935     502,259             0         601,891              0
                      Viratek....    141,091(3)   1,461,306     488,908             0       2,291,033              0
                      Biomedicals          0             0      400,000       260,000               0         75,000
                                    --------      --------   -----------   -------------   -----------   -------------
                      Total......   1,257,145     9,542,241   1,391,167       262,000       2,892,924         75,000
                                    --------      --------   -----------   -------------   -----------   -------------
                                    --------      --------   -----------   -------------   -----------   -------------
Adam Jerney.........  ICN             50,519       372,795       37,500       132,500          93,750        343,750
                      SPI             80,420       894,569      132,194       233,158         187,920        677,128
                      Viratek              0             0       26,250       131,250          68,750        243,750
                      Biomedicals          0             0       25,000        75,000         181,950         56,250
                                    --------      --------   -----------   -------------   -----------   -------------
                      Total......    130,939      1,267,364     220,944       704,102         532,370      1,533,804
                                    --------      --------   -----------   -------------   -----------   -------------
                                    --------      --------   -----------   -------------   -----------   -------------
Bill A. MacDonald...  ICN              6,608        39,114        6,250        23,750          15,625         62,500
                      SPI                  0             0       28,659        62,475          91,969        156,532
                      Viratek              0             0        6,301        10,499          25,506         20,619
                      Biomedicals          0             0        9,900        52,500               0         62,500
                                    --------      --------   -----------   -------------   -----------   -------------
                      Total......      6,608        39,114       51,110       149,224         133,100        302,151
                                    --------      --------   -----------   -------------   -----------   -------------
                                    --------      --------   -----------   -------------   -----------   -------------
John E. Giordani....  ICN              8,571        54,818        6,250        23,750          15,625         62,500
                      SPI              6,126        67,550       29,020        28,898          67,325         66,167
                      Viratek              0             0        5,251        10,499          16,881         20,619
                      Biomedicals          0             0       15,000        35,000               0         37,500
                                    --------      --------   -----------   -------------   -----------   -------------
                      Total......     14,697       122,368       55,521        98,147          99,831        186,786
                                    --------      --------   -----------   -------------   -----------   -------------
                                    --------      --------   -----------   -------------   -----------   -------------
David C. Watt.......  ICN              2,500        20,000       16,250        28,750          46,875         78,125
                      SPI             11,990       172,705       26,949        43,601         107,076        109,757
                      Viratek          7,350        68,000        2,625         7,875           1,875          5,625
                      Biomedicals          0             0            0             0               0              0
                                    --------      --------   -----------   -------------   -----------   -------------
                      Total......     21,840       260,705       45,824        80,226         155,826        193,507
                                    --------      --------   -----------   -------------   -----------   -------------
                                    --------      --------   -----------   -------------   -----------   -------------

- ---------------
(1) Difference between the fair market value of the shares of common stock on December 31, 1993 and the exercise price.

(2) 227,191 of these shares were exercised and paid to the Company in repayment of all expenses related to a loan to Mr. Panic authorized by the Board of Directors.

(3) These shares were exercised in April of 1993 and transferred to ICN to reimburse ICN for certain expenses previously paid by ICN on behalf of Mr. Panic.

COMPENSATION PURSUANT TO PLANS

     Stock Option Plans

     At December 31, 1993, under the Company's 1981 Employee Incentive Stock Option Plan (which terminated in 1991) options for 35,878 Shares were outstanding and exercisable (at prices ranging from $3.00 to $9.250). There were options for 30,256 shares exercised during 1993 at $3.00 per share. There were options for 2,250 Shares exercised during 1992 at $4.655. There were options for 5,000 Shares exercised during 1991 at an average price of $6.375.

     Pursuant to non-qualified stock option agreements with key employees and officers of the Company, options for 215,863 Shares were outstanding (at prices ranging from $3.00 to $5.75) of which options for 126,863 Shares were exercisable at December 31,1993. There were options for 153,808 shares exercised during

1993 at an average price of $4.736. There were options for 181,855 Shares exercised during 1992 at an average price of $3.55. There were options for 348,007 Shares exercised during 1991 at an average price of $3.00.

     During 1992, the stockholders of the Company approved the 1992 Non-Qualified Stock Option Plan ("1992 Option Plan") and the 1992 Employee Incentive Stock Option Plan ("1992 Incentive Plan"), reserving 500,000 Shares per plan of the Company's common stock for issuance to employees and directors of the Company. The Company has granted options for Shares under both plans. Options under both plans are exercisable over a period to be determined by the Committee, which shall not exceed ten years from the date of grant and will expire at the end of the option period.

     At December 31, 1993, options for 85,000 Shares were outstanding under the 1992 Option Plan (at prices ranging from $6.375 to $22.875) of which 11,000 were exercisable at December 31, 1993. Options for 255,000 Shares were outstanding under the 1992 Incentive Plan (at prices ranging from $6.375 to $9.50) of which 26,250 Shares were exercisable at December 31, 1993. There were no options exercised in either plan during 1993.

     Mr. Panic exercised 832,000 shares at a price of $3.00 per share in 1993 under three individual grants of stock options approved by the shareholders in 1984, 1985 and 1989 respectively.

DEFERRED COMPENSATION PLAN

     During 1985, the Company adopted a four year executive plan (the "Plan") available to officers and certain key employees of the Company or any of its subsidiaries with benefits commencing at death or, if the participant is at least 55 years of age and has participated in the Plan for at least 10 years, on retirement. The four year term of the Plan ended May 1, 1989. Participants in the Plan had to be key employees earning $40,000 or more as a base salary who elected to participate for either a two or four year period. Each participant in the Plan was required to execute a salary deferral agreement, which provided that the participant's compensation from the Company would be reduced by a specified percentage, which amount would not be less than $2,000 per year nor more than 50% of covered salary (including bonuses, if any). The Company contributed an annual amount not greater than 5% of the participant's base annual salary.

     A retiring participant receives his account balance (his contributions plus the Company's contributions) together with interest at an annual rate equal to Moody's Bond Index Rate ("Moody's") plus 3% and may elect to delay receiving payments. The payments are normally made in monthly installments unless the balance at time of retirement is less than $25,000. The minimum number of such installments a participant may elect is 180, the maximum 300. If a participant dies prior to retirement, such participant's designated beneficiary receives the greater of such participant's account balance, with interest at Moody's plus 3%, or ten times the participant's contributions for the prior year, with interest at Moody's plus 3%. The beneficiary may elect a lump sum payment or up to 180 monthly payments. If a participant becomes disabled prior to retirement, such participant will receive an annual benefit equal to one and one-half times the amount of such participant's annual deferral, and the Company will pay the regular retirement benefit commencing at age 65. Finally, if a participant terminates employment with the Company for any other reason, such participant receives his contributions plus the vested portion of the Company's contributions, with interest calculated based on years of participation. The Company's contribution vests for this purpose based upon the participant's years with the Company as follows: 40% vests after four years of employment, followed by 10% additional vesting per year until 100% is vested after 10 years. The interest is calculated as follows: one year in plan, no interest; two to four years, Moody's; five to six years, Moody's plus 1%; seven to 10 years, Moody's plus 2%; and after 10 years Moody's plus 3%. Payment of the amount due is made as follows: if under $25,000 owed, a lump sum payment within 90 days; if $25,000-$50,000, 120 monthly payments; if over $50,000, 180 monthly payments.

     The present value of benefits expected to be paid is being accrued with interest. In 1993, 1992 and 1991, $292,000, $309,000 and $453,000 was accrued pursuant to the agreements for all participating employees as a group, respectively. Of these numbers $25,890, $25,362 and $23,704 was accrued for fiscal 1993, 1992 and 1991, respectively, for all current executive officers.

CHANGE IN CONTROL EMPLOYMENT AGREEMENTS

     On March 18, 1993, the Board of Directors of ICN adopted Employment Agreements ("Employment Agreements") which contain "change in control" benefits for six current key senior executive officers of ICN and its subsidiaries. The executives include Mr. Jerney, Mr. Giordani, Mr. MacDonald and Mr. Watt, officers of the Company, Mr. John Phillips, Executive Vice President and Chief Financial Officer, and Mr. Jack Sholl, Senior Vice President, Public Relations, respectively, of SPI.

     The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened change in control. Each agreement has an initial term of three years and is automatically extended for one year terms unless either the employee or the Company elects not to extend it (provided that any notice by the Company not to extend the agreement cannot cause the agreement to be terminated prior to the expiration of the third anniversary of the date of any change in control). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary (and certain other benefits) if following a change in control of the Company or a subsidiary, as the case may be, the executive's employment is terminated without cause, the executive terminates employment for certain enumerated reasons (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location) or the executive leaves the Company for any reason or without reason during a 60 day period commencing six months after the change in control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

     For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from the Company) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of the Company's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of the Company of (a) a merger or consolidation involving the Company if the stockholders of the Company, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than eighty percent of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company. Removal of the Company's Board of Directors would constitute a change in control under the Employment Agreements. If the employment of such key senior executives is terminated under any of the circumstances described above following a Change in Control, the executives would be entitled to receive the following amounts (based upon present compensation): Bill MacDonald $1,179,486; John Giordani $1,238,277; Adam Jerney $2,092,623; John Phillips $1,180,251; Jack Sholl $737,076; and David Watt $935,955. In addition, the vesting of certain options granted to the executives would be accelerated. The value of the accelerated options would depend upon the market price of the Shares at that time.

MR. PANIC'S EMPLOYMENT AGREEMENT

     The Company and Mr. Panic entered into an Employment Agreement effective October 1, 1988, which, as amended, terminates on November 30, 1994 (the "Panic Employment Agreement"). The base amount of salary for Mr. Panic was determined by the Compensation Committee of the Board of Directors of the Company in 1988. In setting the base amount, the Compensation Committee took into consideration Mr. Panic's then current base salary, base salaries of chief executives of companies of similar scope and complexity and the Compensation Committee's desire to retain Mr. Panic's services, given his role as founder of the Company. The Panic Employment Agreement provides for an annual salary, currently $535,000 with an annual 7% increase under certain circumstances. The Panic Employment Agreement provides that during the period of his employment, Mr. Panic will not engage in businesses competitive with the Company without the approval of the Board of Directors. Under the Panic Employment Agreement, Mr. Panic agreed to waive and eliminate retirement benefits contained in his prior employment contract with the Company. In place thereof, Mr. Panic may, at his option, retire upon termination of the Panic Employment Agreement. Upon retirement, Mr. Panic has agreed to provide consulting services to the Company for $120,000 per year, which amount is subject to annual cost-of-living adjustments from the base year of 1967 until the date of retirement not to exceed his salary at the date of retirement (currently estimated to be in excess of $535,000 per year, as adjusted). Mr. Panic's agreement to provide consulting services to the Company is a lifetime agreement. The consulting fee shall not at any time exceed the highest annual compensation, as adjusted, paid to Mr. Panic during his employment by the Company. Upon Mr. Panic's retirement, the consulting fee shall not be subject to further cost-of-living adjustments. The Panic Employment Agreement includes a severance compensation agreement in the event of a change in control of the Company. The Panic Employment Agreement provides that if within two years after a change in control of the Company, Mr. Panic's employment with the Company is terminated, except as a result of death, disability or illness, or if Mr. Panic leaves the employ of the Company within such two-year period, then Mr. Panic will receive as severance compensation, five times Mr. Panic's annual salary, as adjusted, and Mr. Panic will be deemed to have retired and will receive the same consulting fees to which he would otherwise have been entitled under the Panic Employment Agreement. A change in control of the Company would occur, for purposes of the Panic Employment Agreement, If (i) a change in control shall occur of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A under the Exchange Act (for purposes of that Item, control is defined as the power to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract, or otherwise) unless two-thirds of the Existing Board of Directors, as defined below, decide in their discretion that no change in control has occurred for purposes of the agreement; (ii) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities; (iii) the persons constituting the Existing Board of Directors, as defined below, cease for any reason to constitute a majority of the Company's Board of Directors; or
(iv) ICN's Shares cease to be registered under the Exchange Act. "Existing Board of Directors" is defined in the Panic Employment Agreement as those persons constituting the Board of Directors at the date of the Panic Employment Agreement, together with each new director whose election or nomination for election by the Company's stockholders was previously approved, or is approved within thirty days of such election or nomination, by a vote of at least two-thirds of the directors in office prior to such person's election as a director. If Mr. Panic's employment is terminated under any of the circumstances described above following such a Change of Control, in addition to the consulting fee as described above, Mr. Panic would be entitled to receive (based upon present compensation) $2,675,000.

COMPENSATION REPORT

     The Compensation and Stock Option Committee (the "Committee") is composed of three independent non-employee directors, Messrs. Finch, Jolley and Starr. The following statement made by the members of the Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act and shall not otherwise be deemed filed under such Acts.

     Compensation Philosophy

     The Board of Directors adopts an annual budget and financial plan which incorporates the goals and objectives to be achieved by the Company and the specific operating units. The goals focus on growth in operating income and growth in earnings per share. Each executive is responsible for the performance of their unit in relation to the plan. Specific goals and objectives for each executive are reviewed by the executive and their supervisor. In reviewing the annual performance which will determine the executive's compensation, the supervisor assesses a performance grade based on the pre-set performance objectives. This assessment is used to determine base salary for the following fiscal year. The salaries and bonuses of Mr. Jerney, who was Chief Executive Officer during Mr. Panic's leave of absence, and Mr. Watt were paid by SPI and reviewed by the SPI Compensation Committee. The members of the SPI Compensation Committee are different individuals than those on the Committee, although the criteria used by them to determine compensation are the same. With respect to ICN, eligibility for bonus awards for Mr. Giordani and Mr. MacDonald was based on the pre-set performance guidelines and growth in operating income and earnings per share. However, payment of bonuses may be paid even when these objective standards are not met if specific contributions by an employee merit a bonus or the reason for failure to meet the objective standards are beyond the control of the Company and/or the employee. Growth in operating income goals were met in 1993 despite very difficult circumstances relating to the Company's subsidiary, SPI, operating in Yugoslavia under U.N. imposed economic sanctions. Stock options are granted based on a program developed for the Company by Towers Perrin, a compensation consulting company. Each individual's base number of options is derived from a formula which ties to their base salary. The Committee may then consider the achievement of individual as well as corporate performance goals in determining the ultimate number of options granted.

     The compensation of executives consists of salary, a bonus plan to reward performance and a long-term incentive stock option program.

     Base Salary

     Salaries are paid within certain grades which are established by the Human Resources Department reviewing data of other like companies in the same industry. The Company reviewed salary surveys prepared by Coopers & Lybrand and Towers Perrin. These surveys did not state which companies participated in the surveys. The salary levels were in the median range of compensation for similar positions. Grades are updated to reflect changes in the marketplace. The salaries of executives are reviewed on an annual basis by supervisory managers and the Committee.

     Bonus Plan

     During 1988, the Company adopted an Incentive Bonus Plan which is based on target goals of growth in both operating income and earnings per share. Individual performance goals are compared against the target goals established. Recommendations are made by individual supervisors and approved by the Committee.

     Long-Term Stock Incentive Plans

     Stock options are granted as long range incentives to executives. Options vest over a ten year period. Options are granted at fair market value. The amount of options granted is tied to salary and performance and each grant is evaluated. No grant to executives is automatic.

     Chief Executive Officer Compensation

     The Committee determines the compensation of the Chief Executive Officer based on a number of factors. The goal of the Committee is to grant compensation consistent with compensation granted to other chief executive officers of companies in the same industry. The Chief Executive Officer's compensation is comprised of a base salary and a bonus based on the Company's performance and special one-time bonuses will be paid, at the Committee's discretion, based on special contributions made to the Company. Substantial bonuses are approved by the Board of Directors. With regard to Mr. Panic, his base compensation is set pursuant to his employment agreement, which is described above. With respect to Mr. Jerney, when he became Chief Executive Officer of the Company during Mr. Panic's paid leave of absence, Mr. Jerney's compensation was increased based on a salary survey conducted at the time by the Committee of other chief executive officers' compensation.

                                        Compensation and Stock Option Committee

                                        Robert H. Finch
                                        Weldon B. Jolley
                                        Richard W. Starr

                               PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total stock return on the shares with the cumulative return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Health Care Diversified Index for the five years ended December 31, 1992. The graph assumes that the value of the investment of the Shares in each index was $100 at December 31, 1987 and that all dividends were reinvested.

                            CUMULATIVE TOTAL RETURN
           BASED ON REINVESTMENT OF $100 BEGINNING DECEMBER 31, 1988

                                                                 S&P(R) Health
 Measurement Period              ICN                           Care Diversified
(Fiscal Year Covered)     Pharmaceuticals Inc.     S&P 500(R)        Index
- ---------------------     --------------------     ----------        -----
Dec-88                           100                  100             100
Dec-89                            73                  132             139
Dec-90                            41                  128             169
Dec-91                           257                  166             250
Dec-92                            93                  179             214
Dec-93                           127                  197             204

                      SOURCE:  GEORGESON & COMPANY, INC.

ITEM 12. OWNERSHIP OF THE COMPANY'S SECURITIES

PRINCIPAL STOCKHOLDER

     As of April 25, 1994, the following stockholder was known to management to be the beneficial owner of more than 5% of the outstanding Shares:

               NAME AND ADDRESS               NUMBER OF SHARES            PERCENT OF CLASS
              OF BENEFICIAL OWNER            BENEFICIALLY OWNED           OUTSTANDING (1)
            -----------------------          ------------------           ----------------
            Invesco MIM, PLC                     1,325,000(2)                6.5%
            11 Devonshire Square
            London EC2M 7 YR
            England

- ------------------

(1) Total outstanding Shares for purposes of this table include 20,528,931 shares outstanding on May 2, 1994.

(2) Information with respect to these Shares was reported on Schedule 13G filed with the SEC on March 10, 1993, by Invesco MIM, PLC, on behalf of itself and Invesco North American Holdings, Inc. and Invesco Funds Group, Inc., each a subsidiary of Invesco MIM, PLC. The entities have expressly declared that the filing of the Schedule 13G was not an admission of beneficial ownership of any of the securities covered therein.

                OWNERSHIP OF SECURITIES OF ICN AND SUBSIDIARIES
                      BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth as of December 31, 1994 the number of Shares of the Company and the common stock of the Company's subsidiaries and the percent of Shares of the Company and common stock of the Company's subsidiaries owned beneficially by each director of the Company, by the executive officers of the Company and by all directors and executive officers of the Company as a group.

                                             NUMBER OF
                NUMBER OF                    SHARES AND                   NUMBER OF                     NUMBER OF
               SHARES AND                    NATURE OF                    SHARES AND                    SHARES AND
                NATURE OF                    BENEFICIAL                   NATURE OF                     NATURE OF
               BENEFICIAL                    OWNERSHIP                    BENEFICIAL                    BENEFICIAL
 IDENTITY OF  OWNERSHIP OF                    OF SPI'S                   OWNERSHIP OF                  OWNERSHIP OF
  OWNER OR    THE COMPANY'S    PERCENTAGE      COMMON      PERCENTAGE    BIOMEDICALS'    PERCENTAGE     VIRATEK'S      PERCENTAGE
  GROUP (1)   COMMON STOCK      OF CLASS       STOCK        OF CLASS     COMMON STOCK     OF CLASS     COMMON STOCK     OF CLASS
- ------------- -------------    ----------    ----------    ----------    ------------    ----------    ------------    ----------
Norman Barker,
  Jr.........       1,000              (3)      17,388(3)          (2)            0             0               0             0
Birch Bayh...         400              (3)           0            0               0             0          22,500(4)           (2)
Robert H.
  Finch......       2,600(5)           (3)           0            0               0             0           2,625(6)           (2)
Roger Guillemin,
  M.D., Ph.D.       1,000              (3)      23,700(7)          (2)            0             0               0(8)          0
Adam Jerney..      57,500(9)           (3)     160,515(10)         (2)       25,000(11)         0          26,250(12)         0
Weldon B. Jolley,
  Ph.D.......     188,178(13)          (3)      38,168(14)         (2)       25,000(1 5)         (2)       26,250(16)          (2)
Milan Panic..     533,008         2.60%        509,652(17)    2.44%         423,867(18)     4.49%         499,408(19)     2.68%
Roberts A.
  Smith, Ph.D.    194,462(20)          (3)      29,146(21)         (2)       25,100(2 2)         (2)       49,350(23)          (2)
Richard Starr      25,000(24)          (3)       4,146             (2)            0             0               0             0
John E.
  Giordani...      14,821(25)          (3)      29,020(26)         (2)       15,000(27)          (2)        5,251(28)          (2)
Bill A.
  MacDonald..      12,858(29)          (3)      28,659(30)         (2)       16,400(31)          (2)        6,301(32)          (2)
David C. Watt      18,750(33)          (3)      26,949(34)         (2)            0             0           2,625(35)          (0)
Directors and
  officers as
  a group (13
  persons)...   1,047,077(36)      5.0%        867,343(37)     4.1%         530,367(38)     5.56%         611,685(39)     3.26%

- ---------------

 (1) Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of California and certain other states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to community property laws.

 (2) Less than 1%.

 (3) Includes 15,368 shares which Mr. Barker has the right to acquire upon the exercise of currently exercisable stock options.

 (4) Includes 22,500 shares which Mr. Bayh has the right to acquire upon the exercise of currently exercisable stock options.

 (5) Includes 2,500 shares Mr. Finch has the right to acquire upon the exercise of currently exercisable stock options.

 (6) Includes 2,625 shares which Mr. Finch has the right to acquire upon the exercise of currently exercisable stock options.

 (7) Includes 23,700 shares which Dr. Guillemin has the right to acquire upon the exercise of currently exercisable stock options.

 (8) Includes 0 shares which Dr. Guillemin has the right to acquire upon the exercise of currently exercisable stock options.

 (9) Includes 37,500 shares which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

(10) Includes 142,609 shares which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

(11) Includes 25,000 shares which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

(12) Includes 26,250 shares which Mr. Jerney has the right to acquire upon the exercise of currently exercisable stock options.

(13) Includes 178,178 shares which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(14) Includes 26,250 shares which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(15) Includes 25,000 shares which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(16) Includes 25,000 shares which Dr. Jolley has the right to acquire upon the exercise of currently exercisable stock options.

(17) Includes 502,259 shares which Mr. Panic has the right to acquire upon the exercise of currently exercisable stock options.

(18) Includes 400,000 shares which Mr. Panic has the right to acquire upon the exercise of currently exercisable stock options.

(19) Includes 488,908 shares which Mr. Panic has the right to acquire upon the exercise of currently exercisable stock options.

(20) Includes 86,052 shares which Dr. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(21) Includes 29,146 shares which Dr. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(22) Includes 25,000 shares which Dr. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(23) Includes 20,475 shares which Dr. Smith has the right to acquire upon the exercise of currently exercisable stock options.

(24) Includes 22,500 shares which Mr. Starr has the right to acquire upon the exercise of currently exercisable stock options.

(25) Includes 6,250 shares which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(26) Includes 29,020 shares which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(27) Includes 15,000 shares which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(28) Includes 5,251 shares which Mr. Giordani has the right to acquire upon the exercise of currently exercisable stock options.

(29) Includes 6,250 shares which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

(30) Includes 28,659 shares which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

(31) Includes 9,900 shares which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

(32) Includes 6,307 shares which Mr. MacDonald has the right to acquire upon the exercise of currently exercisable stock options.

(33) Includes 16,250 shares which Mr. Watt has the right to acquire upon the exercise of currently exercisable stock options.

(34) Includes 29,438 shares which Mr. Watt has the right to acquire upon the exercise of currently exercisable stock options.

(35) Includes 2,625 shares which Mr. Watt has the right to acquire upon the exercise of currently exercisable stock options.

(36) Includes 355,480 shares which certain directors and officers have has the right to acquire upon the exercise of currently exercisable stock options.

(37) Includes 683,840 shares which certain directors and officers have has the right to acquire upon the exercise of currently exercisable stock options.

(38) Includes 499,900 shares which certain directors and officers have has the right to acquire upon the exercise of currently exercisable stock options.

(39) Includes 599,935 shares which certain directors and officers have has the right to acquire upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Fleming, Anderson, McClung and Finch received legal fees of $20,958 in 1993 from the Company for legal services rendered. Mr. Finch, former Chairman of Viratek, is a partner of the firm. Dr. Jolley, who was a Vice President of the Company until 1990 was paid $55,464 for consulting services rendered in 1993. Mr. Birch E. Bayh, Jr. is a partner in the firm of Bayh, Connaughton, Fensterheim & Malone which was paid $50,598 in legal fees in 1993. Dr. Roberts Smith received $21,000 in 1993 from Viratek for consulting services rendered.

                              CERTAIN TRANSACTIONS

GENERAL

     ICN controls Biomedicals and Viratek through stock ownership, voting control and board representation and is affiliated with SPI. Certain officers of ICN occupy similar positions with SPI, Biomedicals and Viratek. ICN, SPI, Biomedicals and Viratek (collectively, the "Affiliated Corporations") have engaged in, and will continue to engage in, certain transactions with each other.

     An Oversight Committee of the Boards of Directors of the Affiliated Corporations reviews transactions between or among the Affiliated Corporations to determine whether a conflict of interest exists among the Affiliated Corporations with respect to a particular transaction and the manner in which such conflict can be resolved. The Oversight Committee has advisory authority only and makes recommendations to the Boards of Directors of each of the Affiliated Corporations. The Oversight Committee consists of one non-management director of each Affiliated Corporation and a non-voting chairman. The significant related party transactions have been reviewed and recommended for approval by the Oversight Committee, and approved by the respective Boards of Directors. See "Information Concerning Directors -- Committees and Meetings of the Board of Directors."

     Effective December 1, 1990, SPI and Viratek entered into a new royalty agreement. Under this agreement, SPI continued to act as Viratek's exclusive distributor of ribavirin and paid Viratek a royalty of 20% on sales worldwide for a term of 10 years with an option by either party to extend it for an additional 10 years. Worldwide sales for ribavirin for 1993, 1992 and 1991 were $29,515,000, $27,240,000 and $21,315,000, respectively, which generated royalties to Viratek for 1993, 1992 and 1991 of $5,903,000, $5,448,000 and
$4,263,000, respectively.

     Under an agreement between ICN and the employer of a director of Viratek, SPI is required to pay a 2% royalty to the employer on all sales of Virazole(R) in aerosolized form. Such royalties for 1993, 1992 and 1991 were $422,000, $430,000 and $313,000, respectively.

     Beginning December 1986, SPI began selling Brown Pharmaceuticals, Inc. products under license from ICN. ICN charges SPI royalties at 8 1/2% of net sales. During 1993, 1992 and 1991 SPI paid ICN $218,000, $65,000 and $93,000, respectively, in royalties under this arrangement.

COST ALLOCATIONS

     The Affiliated Corporations occupy ICN's facility in Costa Mesa, California. In each of 1993, 1992 and 1991, ICN charged facility costs of $279,000, $310,000 and $30,000 to SPI, Biomedicals and Viratek, respectively. The costs of common services such as maintenance, purchasing and personnel are paid by SPI and allocated to ICN, Biomedicals and Viratek based on services utilized. The total of such costs were $2,584,000 in 1993, $2,556,000 in 1992 and $2,617,000 in 1991 of which $1,733,000, $1,679,000 and $1,568,000 were allocated to ICN, Viratek and Biomedicals, respectively.

     During 1991, Viratek began renting certain office equipment to ICN for use at the Costa Mesa facility. Rent is being charged at the rate of $20,000 per month through 1993. During 1993, 1992 and 1991 Viratek charged ICN $240,000, $240,000 and $120,000, respectively. It is management's belief that the methods used and amounts allocated for facility costs and common services are reasonable based upon the usage by the respective companies.

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

OTHER

     On August 30, 1993, Biomedicals issued 300,000 shares of a new series "A" of the Biomedical's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000.

     In addition, on August 30, 1993, Biomedicals issued 390,000 shares of a new series "B" of Biomedical's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to Biomedicals 8,384,843 shares of Biomedical's common stock that ICN owned.

     Certain outside directors have provided legal and other consultation services to ICN, which amounted to $71,556, $811,000 and $58,000 during 1993, 1992 and 1991, respectively.

     On December 31, 1992, Biomedicals exchanged, in a non-cash transaction, $11,250,000 of debt owed to ICN in exchange for 3,214,286 shares of Biomedicals' common stock issued to ICN at a price of $3.50 per share which represented the closing market price of the stock at that date.

     On April 1, 1992, Biomedicals transferred, in a non-cash transaction, $13,072,000 of debt with First City Bank of Texas - Houston, N.A., to ICN Biomedicals, in exchange, issued 2,412,449 shares of Biomedicals' common stock at a price of $5.42 per share which represented the closing market price of the stock at that date less a discount of 15%.

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

     On March 31, 1992 Biomedicals exchange, in a non-cash transaction, $4,837,000 of debt owed to ICN for 892,703 shares of Biomedicals' common stock issued to ICN at a price of $5.42 per share which represented the closing market price of the stock at that date less a discount of 15%.

     On December 31, 1991, Biomedicals issued, in a non-cash transaction, 3,363,298 shares of Biomedicals' common stock to ICN at a price of $6.25 which represented the fair market value of Biomedicals' stock at that date in exchange for debt owed ICN in the amount of $18,167,523.

     On March 31, 1991, Biomedicals, pursuant to a fairness opinion, exchanged, in a non-cash transaction, $3,833,000 of advances due to ICN into 538,000 shares of Biomedicals' common stock, issued at a price of $7.125 which represented the fair market value of Biomedicals' stock at that date less a discount of 22%.

     On August 30, 1993, Biomedicals issued 300,000 shares of a new series "A" of its non-convertible, non-voting preferred stock valued pursuant to a fairness opinion, at $30,000,000 to the Company. In exchange, the Company delivered 4,983,606 shares of Biomedicals' common stock that ICN owned and exchanged intercompany debt owed to ICN by Biomedicals in the amount of $11,000,000.

     In addition, on August 30, 1993, Biomedicals issued 390,000 shares of a new series "B" of its non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to the Company. In exchange, ICN delivered to Biomedicals 8,384,843 shares of Biomedicals' common stock that ICN owned.

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

     Effective January 1, 1992, Viratek and Biomedicals entered into an agreement whereby Biomedicals agreed to transfer rights, title and interest in certain of its research and development assets to Viratek. Biomedicals shall retain a right of first refusal to the marketing and distribution rights for any product developed from the transferred assets and pay a royalty to Viratek. Future royalties will be recognized as income when earned. During 1992 there have been no sales of product subject ot his royalty.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICN PHARMACEUTICALS, INC.
                                          Registrant

Date: April 27, 1994

                                          By:        /s/ MILAN PANIC
                                                        Milan Panic
                                            Chairman of the Board, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                    DATE
- -----------------------------------------------  ------------------------------  ---------------
                       /s/ MILAN PANIC           Chairman of the Board,           April 27, 1994
                  Milan Panic                    President and Chief
                                                 Executive Officer
                   /s/ JOHN E. GIORDANI          Executive Vice President         April 27, 1994
               John E. Giordani                  Finance and Chief
                                                 Financial Officer
                 /s/ NORMAN BARKER, JR.          Director                         April 27, 1994
              Norman Barker, Jr.
               /s/ ROBERT H. FINCH, ESQ.         Director                         April 27, 1994
                Robert H. Finch
                       /s/ ADAM JERNEY           Director                         April 27, 1994
                  Adam Jerney
                   /s/ WELDON B. JOLLEY          Director                         April 27, 1994
               Weldon B. Jolley
                   /s/ ROBERTS A. SMITH          Director                         April 27, 1994
               Roberts A. Smith
                   /s/ RICHARD W. STARR          Director                         April 27, 1994
               Richard W. Starr
         /s/ ROGER GUILLEMIN, M.D., Ph.D.        Director                         April 27, 1994
         Roger Guillemin, M.D., Ph.D.
                     /s/ MICHAEL SMITH           Director                         April 27, 1994
                 Michael Smith