Form 10-Q
period 1994-03-31
ICN PHARMACEUTICALS INC /DE/
filed 1994-05-13
CIK 49601

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

  (Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994
                                      --------------

                                        OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


       Commission File Number:  1-5965
                                ------

                            ICN PHARMACEUTICALS, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  Delaware                             95-2565381
       -------------------------------              -------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

                                3300 Hyland Avenue
                           Costa Mesa, California 92626
                       ------------------------------------
                     (Address of principal executive offices)
                                    (Zip code)

                                   (714) 545-0100
                ---------------------------------------------------
                (Registrant's telephone number including area code)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x     No
                                    -----      -----

       The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of May 12, 1994, was 20,529,181.

                             ICN PHARMACEUTICALS, INC.

                                       INDEX


                                                                  PAGE
                                                                 NUMBER
                                                                 ------

  PART I - FINANCIAL INFORMATION

    Financial Information (unaudited):

       Consolidated Condensed Balance Sheets -
          March 31, 1994 and December 31, 1993                     2

       Consolidated Condensed Statements of Operations -
          Three months ended March 31, 1994 and 1993               3

       Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 1994 and 1993               4

       Management's Statement Regarding Unaudited Financial
          Statements                                               5

       Notes to Consolidated Condensed Financial Statements        5

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        11

    Review by Independent Auditors                                13


  PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                    14

    Item 6 - Exhibits and Reports on Form 8-K                     15

  SIGNATURES                                                      16

                             ICN PHARMACEUTICALS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 1994 and December 31, 1993
                            (Unaudited - 000's omitted)

                                                        March 31,       Dec. 31,
   ASSETS                                                1994            1993
   -----------------------------------------------     ---------       --------
   Current assets:
     Cash and cash equivalents                           $  9,048      $ 14,652
     Restricted cash                                        1,518         1,518
     Certificates of deposit                                8,000         8,000
     Receivables, net                                      14,595        12,122
     Receivables from SPI                                  11,902        18,313
     Inventories, net                                      15,180        15,601
     Prepaid expenses and other current assets              4,374         4,479
                                                         ---------     ---------
         Total current assets                              64,617        74,685
   Property, plant and equipment, net, at cost             36,179        36,243
   Investment in SPI                                       74,361        71,671
   Other assets and deferred charges                       11,753        12,025
   Goodwill related to purchased businesses                 2,492         2,580
   Goodwill related to publicly traded subsidiaries        10,349        10,652
                                                         ---------     ---------
                                                         $199,751      $207,856
                                                         =========     =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------------------
   Current liabilities:
     Notes payable                                       $  5,642      $  4,226
     Current maturities of long-term debt                  13,116        12,093
     Accounts payable                                       7,060         7,342
     Accrued liabilities                                   18,689        21,397
                                                         ---------     ---------
         Total current liabilities                         44,507        45,058
   Long-term debt, less current maturities:
     Convertible into ICN Common Stock                     21,202        22,023
     Publicly-traded debentures and other debt            115,322       117,024
   Other liabilities and deferred income taxes              6,880         7,014
   Minority interests                                      13,397        12,717
   Commitments and contingencies
   Stockholders' equity (deficit):
     Common stock, $1.00 par value; 100,000,000
     shares authorized; 20,529,181 and 20,519,431
     shares issued and outstanding at March 31,
     1994 and December 31, 1993, respectively              20,529        20,519
     Additional capital                                   180,911       180,897
     Accumulated deficit                                 (198,256)     (193,711)
     Foreign currency translation adjustments              (4,741)       (3,685)
                                                         ---------     ---------
         Total stockholders' equity (deficit)              (1,557)        4,020
                                                         ---------     ---------
                                                         $199,751      $207,856
                                                         =========     =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1994 and 1993

             (Unaudited - 000's omitted except for per share amounts)

                                     Three months ended
                                          March 31,
                                       1994      1993
                                     ------------------
   Net sales                        $17,202   $ 16,632
   Cost of sales                      6,840      7,376
                                    --------   --------
   Gross profit                      10,362      9,256
   Selling, general and
     administrative expenses         10,257      8,648
   Research and development
     costs                            1,764      1,036
   Interest expense, net              4,369      4,997

   Translation and exchange
     (gains) losses                   1,894       (636)
   Equity in earnings of SPI         (4,405)    (3,183)
   Gain on sales of subsidiaries
     common stock owned by ICN            -     (3,732)
   Other expense, net                   615        816
                                    --------   --------
     Income (loss) before income
     taxes and minority
     interests                       (4,132)     1,310
   Income taxes                         (38)        35
   Minority interests                   451        212
                                    --------   --------
    Net income (loss)               $(4,545)   $ 1,063
                                    ========   ========

   Per share information:
     Net income (loss) per share    $  (.22)   $   .06
                                    ========   ========
     Shares used in per share
       computation                   20,523     18,772
                                    ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                For the three months ended March 31, 1994 and 1993
                            (Unaudited - 000's omitted)

                                                         Three months ended
                                                              March 31,
                                                           1994         1993
                                                       ----------------------
   Cash flows from operating activities:
     Net income (loss)                                  $ (4,545)    $  1,063
       Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
       Depreciation and amortization                       1,718        1,904
       Gain on sales of subsidiaries Common Stock              -       (3,732)
       Translation losses (gains)                          1,894         (636)
       Minority interest                                     451          212
       Other, net                                             (1)        (139)
       Change in assets and liabilities                  (11,847)      (2,158)
                                                         --------     --------
         Net cash used in operating
           activities                                    (12,330)      (3,486)
                                                         --------     --------
   Cash flows from investing activities:
     Capital expenditures                                   (377)        (595)
     Sales of marketable securities                          203          139
     Payment received from SPI                             9,422        1,900
     Sales of ICN owned subsidiaries common stock              -       11,726
                                                         --------     --------
         Net cash provided by investing
          activities                                       9,248       13,170
                                                         --------     --------
   Cash flows from financing activities:
     Proceeds from issuance of stock                          24       25,898
     Payment of debt, net                                 (2,428)      (8,822)
     Proceeds from issuance of common stock
       by subsidiaries                                         -       10,351
     Dividend paid by subsidiaries                          (118)        (117)
                                                         --------     --------
         Net cash provided by (used in) financing
         activities                                       (2,522)      27,310
                                                         --------     --------
   Net increase (decrease) in cash
     and cash equivalents                                 (5,604)      36,994
   Cash and cash equivalents at beginning of period       14,652        2,595
                                                         --------     --------
   Cash and cash equivalents at end of period            $ 9,048      $39,589
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.

          MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


  The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  March 31, 1994

                                    (Unaudited)

  1.   Summary of significant accounting policies -

       Principles of Consolidation

  The accompanying consolidated condensed financial statements, as of March 31, 1994, include the accounts of ICN Pharmaceuticals, Inc. ("ICN" or the
  "Company"), its 69 percent owned subsidiary, ICN Biomedicals,Inc. ("Biomedicals") and its 63 percent owned subsidiary, Viratek, Inc. ("Viratek"). ICN currently owns 39 percent of SPI Pharmaceuticals, Inc.
  (SPI), and accounts for the investment using the equity method of accounting. Under such method, the Company's share of net income (or losses) is included as a separate item in the consolidated condensed statement of operations. All significant intercompany account balances and transactions have been eliminated.

       Per share information

  For the three months ended March 31, 1994, per share information is based on the weighted average number of common shares outstanding. For the three months ended March 31, 1993, per share information is based on the weighted average number of common stock outstanding and dilutive common stock equivalents.

  ICN's share of the income of Biomedicals and Viratek has been reduced to give effect to the dilution in ownership which would result upon the exercise of dilutive options and warrants outstanding to purchase Biomedical and Viratek common shares.

       Reclassification

  Certain prior year amounts have been reclassified to conform to the current period presentation.

                             ICN PHARMACEUTICALS, INC.

  2.   Related party Transactions -

       Royalty agreements

  During the three months ended March 31, 1994 and 1993, SPI sold $14,060,000 and $7,220,000 of ribavirin, respectively, resulting in royalties to Viratek of $2,812,000 and $1,444,000. These royalties are based on a license agreement whereby 20% of the sales of ribavirin by SPI are payable to Viratek. Included in royalties for the three months ended March 31, 1994 and 1993 are royalties earned on foreign sales by SPI totalling $611,000 and $673,000, respectively.

       Cost allocations

  ICN, SPI, Viratek and Biomedicals occupy ICN's facility in Costa Mesa, California. During the three months ended March 31, 1994 and 1993, ICN charged facility costs of $70,000 and $70,000 to SPI, $60,000 and $8,000 to Viratek, and $78,000 and $78,000 to Biomedicals, respectively.

  The costs of common services such as maintenance, purchasing and personnel are incurred by SPI and allocated to ICN, Viratek and Biomedicals based on various formulas. During the three months ended March 31, 1994 and 1993, the total of such costs were $734,000 and $705,000 of which $495,000 and $446,000 were allocated to ICN, Viratek and Biomedicals, respectively.

  3.   Other assets and deferred charges -

  At March 31, 1994, "Other assets and deferred charges" includes $4,371,000  of
  deferred  loan  costs   related  to  successfully  completed   financings  and
  $2,006,000 of patents, trademarks and clinical trials, net of amortization.

  4.   Prepaid expenses and other current assets -

  As of March 31, 1994, "Prepaid expenses and other current assets" includes $1,218,000 of assets held for disposition which are recorded at the lower of cost or net realizable value.

  5.   Inventories, net -

  Inventories, net consist of the following components (000's omitted):

                                             March 31,         December 31,
                                               1994               1993
                                            ----------          ----------
   Raw materials and supplies                 $ 3,390            $ 3,422
   Work-in-progress                               640                610
   Finished Goods, net                         11,150             11,569
                                            ----------          ----------
                                              $15,180            $15,601
                                            ==========         ===========

                             ICN PHARMACEUTICALS, INC.

  6.   Supplemental Cash Flows Disclosures -

  The following table sets forth the amount of cash paid for interest and income taxes. (000's omitted):

                                           Three months ended
                                                 March 31,
                                             1994       1993
                                           -------------------

          Interest                         $ 6,897    $ 7,409
          Income taxes                     $   225    $   192


  7.   Other expense, net -

  The following table summarizes other expense, net. (000's omitted):

                                    Three months ended
                                          March 31,
                                      1994       1993
                                     -----------------

   Realized (gains) losses on        $   24     $(139)
    marketable securities
   Amortization of goodwill             519       515
   Other, net                            72       440
                                    --------  --------

    Other expense, net              $   615   $   816
                                    ========  ========

  8.   Sales of Subsidiaries Common Stock Owned by ICN -

  For the three months ended March 31, 1993, ICN sold 918,200 shares of SPI Common Stock for $11,726,000 in cash, net of commission expenses. The company did not sell subsidiaries common stock owned by ICN during the first quarter of 1994.

  9.   Commitments and contingencies -

  Class  Actions  - In  Re  Viratek, In  Re  Paine  Webber.   The  Company  is a
  defendant in certain consolidated class actions pending the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). In the Third Amended Consolidated Class Action Complaint plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain

                             ICN PHARMACEUTICALS, INC.

  public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole (R) including the efficacy and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The ICN Defendants filed their Answer, containing affirmative defenses, on February 15, 1994. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek, or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. the ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification will be held on June 2, 1994. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber. On May 6, 1994 plaintiffs submitted their Stipulation of Settlement to the Court. The Court hearing on the Stipulation of Settlement will be held on July 27, 1994. Fact discovery is complete and expert discovery is virtually complete. Plaintiff's damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek, and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987 and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek, and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages' experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation are allocated equally between ICN and Viratek.

  Rafi M. Khan v. ICN Pharmaceuticals, Inc. On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. As relief, ICN and Viratek, among other things, sought an injunction enjoining Khan from effectuating a change in control of ICN and compensatory and punitive damages in the amount of $25,000,000. Khan filed a counterclaim on April 12, 1993, naming the then ICN directors and ICN, as a nominal defendant sued only in a derivative capacity. The counterclaim contains causes of action for slander, interference with economic relations, and a shareholders' derivative action for breach of fiduciary duties. Khan seeks compensatory damages for interest in an unspecified amount, and exemplary damages of $29,000,000. On December 22, 1993, Khan filed a notice of appeal from a

                             ICN PHARMACEUTICALS, INC.

  prior injunction granted by the court, to the Court of Appeals for the Second Circuit. On March 13, 1994, that appeal was dismissed on the grounds that Khan had defaulted for failure to comply with the Court's scheduling order. The Company has been advised by Mr. Khan that he intends to represent himself pro se in this matter. Management believes that Khan's counterclaim is without merit and the company intends to vigorously defend these counterclaims.

  10. Equity investment -

  The following tables set forth the condensed financial position of SPI as of March 31, 1994 and December 31, 1993 and the condensed results of its operations for the quarter ended March 31, 1994 and 1993.

                              SPI FINANCIAL POSITION
                                    (In 000's)

                                March 31,         Dec. 31,
                                   1994             1993
                                 --------         --------
   Current assets               $179,786         $208,762
   Non-current assets            123,979           93,255
   Current liabilities            77,423           81,503
   Non-current liabilities        23,734           23,206
   Minority interest              41,603           41,429
   Stockholders' equity          161,045          155,879

                             SPI RESULTS OF OPERATIONS
                   FOR THE QUARTER ENDED MARCH 31, 1994 AND 1993
                                    (In 000's)

                                    1994             1993
                                   ------           ------
   Net sales                      $72,167         $119,636
   Gross profit                    39,552           58,946
   Net income                       8,364            5,736

   Equity in earnings of SPI       $4,405           $3,183

  The condensed results of operations of ICN Galenika, a consolidated 75% owned Yugoslavian subsidiary of SPI, for the three months ended March 31, 1994 and 1993 are presented below: (000's omitted)

                                   ICN GALENIKA

                                   1994             1993
                                  ------           ------
   Sales                         $26,155          $80,308
   Gross profit                    7,138           33,933
   Net income                        521            2,321

                             ICN PHARMACEUTICALS, INC.

  ICN Galenika operates in a highly inflationary economy and uses the dollar as the functional currency rather than the Yugoslavian dinar. At December 31, 1993, the rate used to remeasure ICN Galenika's results was over one trillion dinars per $1 U.S. On January 1, 1994, the Yugoslavian government changed the denomination of its currency by dropping nine zeros. The effect of this redenomination on the Yugoslavian dinar resulted in an exchange rate of 1,053 dinars to $1 U.S. Subsequent to the redenomination and prior to the enactment of the stabilization program described below, the dinar had devalued to 12,563,000 dinars per $1 U.S.

  On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavia government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and inflation and interest rates have declined from over 1 billion percent a year to a current rate of approximately 14% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been short lived. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels of hyperinflation could occur. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

  On October 21, 1992, SPI announced that it had concluded an agreement with the Leningrad Industrial Chemical and Pharmaceutical Association ("Oktyabr") to form a pharmaceutical joint venture in Russia, ICN Oktyabr, in which SPI has a 75% equity interest.

  SPI has also recently entered into an agreement with the City of St. Petersburg which is expected to close by the end of September 1994, to purchase 15% of the outstanding equity shares of SPI's joint venture partner, Oktyabr, in exchange for 35,250 shares of SPI's Common Stock. As a result of this investment, and as part of the privatization of Oktyabr, SPI has submitted an "investment plan" which, if approved, will raise SPI's equity interest in Oktyabr to 43%. The "investment plan" does not contemplate any significant additional cash investment by SPI but gives effect to its past assistance provided to Oktyabr. SPI has also recently extended an offer to the employees of Oktyabr to purchase the shares which they own in exchange for SPI's Common Stock or cash. The Oktyabr employees own an estimated 33% of the outstanding shares of Oktyabr although SPI has been informed that some of Oktyabr's employees have previously sold their shares to banks and other parties. Should SPI complete the transaction to acquire 43% of the outstanding shares of Oktyabr and a sufficient number of employees were to exchange their shares, SPI would own more than 50% of the outstanding shares of Oktyabr, in which case SPI may be required to consolidate the financial statements of Oktyabr with those of SPI.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Working capital, liquidity and capital resources
       ------------------------------------------------

       Cash and marketable securities
       ------------------------------

  At March 31, 1994 and December 31, 1993, the Company had cash and cash equivalents, restricted cash and certificates of deposit of $18,566,000 and $24,170,000, respectively, included in current assets. Included in cash and certificates of deposit at March 31, 1994 is $15,352,000 which is to be used exclusively by Viratek for research and development and general working capital requirements.

  The decrease in total available cash and cash equivalents from December 31, 1993, is primarily a result of Viratek's spending in research and development activities and the payment of long-term debt.

       Other
       -----

  The Company and certain of its subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance.

  The Company believes that cash provided by reductions in working capital requirements and certain dispositions of assets will provide a portion of the Company's cash to meet its debt service and working capital requirements during the remainder of 1994. The Company will sell additional shares of its subsidiaries Common Stock, or the Company's common stock, and may refinance its current obligations into long-term financing, or re-negotiate certain terms of existing indebtedness, depending on market conditions to meet cash requirements.

    Biomedicals Group:
    ------------------

  Net sales. Net sales were $15,487,000 and $15,809,000 for the three months ended March 31, 1994 and 1993, respectively. Sales were 2% lower in 1994 than in 1993. Biomedicals continues to actively work on the introduction of new products primarily related to its Diagnostic product line, and on the expansion of the Dosimetry product line into foreign markets. These two actions, combined with the launch of Biomedicals' 1994 catalog which began distribution during January and February 1994 should help to contribute to increased sales in the remaining quarters of the year.

  Cost of  Sales.   Product cost as  a percentage of  sales decreased to  44% in
  1994 from 47% in 1993.   Biomedicals continues to focus on the  elimination of
  high cost products and on improving purchasing and manufacturing processes.

  Gross Profit. Gross profit as a percentage of sales was 56% and 53% for the three months ended March 31, 1994 and 1993, respectively. The impact of the actions taken in regards to sales, specifically the discontinuance of low gross profit margin products and the introduction of new products with high margins, and product costs, have been reflected by an improvement in gross profit margins.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

    Pharmaceuticals Group:
    ----------------------
  Net royalties from the sale of Virazole by SPI were $2,812,000 for the three months ended March 31, 1994 compared to $1,444,000 for the same periods in 1993. The increase for the three months ended March 31, 1994 compared to the same period in the prior year is primarily due to increased sales in the United States, resulting from a combination of price increases and increased unit sales of Virazole(R).

    The Company
    -----------
  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Biomedical group were $6,902,000 or 45% of sales in 1994 and $6,532,000 or 41% of sales in 1993. The increase in expenses in 1994 reflects primarily the impact of catalog amortization costs. Management is continuing its efforts to reduce selling, general administrative expenses both in dollar value and as a percentage of sales through consolidation of operations and cost controls. Selling, general and administrative expenses for the pharmaceutical group and corporate for the three months ended March 31, 1994 increased by $1,239,000 over the same period in 1993. The increase is primarily due to an increase in legal fees associated with the defense of the class action lawsuits and proxy fight expenses.

  Research and Development Costs. Research and development costs increased for the three months ended March 31, 1994 over the same period in 1993 by $728,000. The increase relates to the higher costs incurred by Viratek for the hepatitis C clinical trials in 1994 and the additional research and development activities which involve a new pharmaceutical discovery program aimed at developing therapeutic drugs to inhibit disease-causing genes.

  Interest expense, net was $4,369,000 for the three months ended March 31, 1994 compared to $4,997,000 for the same period in 1993, respectively. The decrease resulted primarily from the reduction in long-term debt of the Company.

  Translation losses (gains) were $1,894,000 and $(636,000) for the three months ended March 31, 1994 and 1993, respectively. The decrease results primarily from the conversion of the Company's Swiss franc and Dutch Guilder debt. The fluctuations in the Swiss franc and Dutch Guilder to the US dollar were favorable to the Company in 1993 but have a negative impact in 1994.

                          REVIEW BY INDEPENDENT AUDITORS


  The unaudited financial information at March 31, 1994 and for the three month period ended March 31, 1994 and 1993, have been reviewed by Coopers & Lybrand, independent auditors, in accordance with standards established by the American Institute of Certified Public Accountants. Coopers & Lybrand has proposed no material adjustments or additional disclosures that are not reflected in the Consolidated Condensed Financial Statements and related notes.

                            PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings


  Class Actions - In Re Viratek, In Re Paine Webber. The Company is a defendant in certain consolidated class actions pending the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). In the Third Amended Consolidated Class Action Complaint plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole (R) including the efficacy and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The ICN Defendants filed their Answer, containing affirmative defenses, on February 15, 1993. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek, or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. the ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification will be held on June 2, 1994. On
  October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber. On May 6, 1994 plaintiffs submitted their Stipulation of Settlement to the Court. The Court hearing on the Stipulation of Settlement will be held on July 27, 1994. Fact discovery is complete and expert discovery is virtually complete. Plaintiff's damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek, and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987 and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek, and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages' experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation are allocated equally between ICN and Viratek.

  On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. As relief, ICN and Viratek, among other things, sought an injunction enjoining Khan from effectuating a change in control of ICN and compensatory and punitive damages in the amount of $25,000,000. Khan filed a counterclaim on April 12, 1993, naming the then ICN directors and ICN, as a nominal defendant sued only in a derivative capacity. The counterclaim contains causes of action for slander, interference with economic relations, and a shareholders' derivative action for breach of fiduciary duties. Khan seeks compensatory damages for interest in an unspecified amount, and exemplary damages of $29,000,000. On December 22, 1993, Khan filed a notice of appeal from a prior injunction granted by the court, to the Court of Appeals for the Second Circuit. On March 13, 1994, that appeal was dismissed on the grounds that Khan had defaulted for failure to comply with the Court's scheduling order. The Company has been advised by Mr. Khan that he intends to represent himself pro se in this matter. Management believes that Khan's counterclaim is without merit and the Company intends to vigorously defend those counterclaims.


  Item 6.  Exhibits and Reports on Form 8-K.

    a. Exhibits.

       (11)    Statement re:  Computation of Per Share Earnings.

       (15) Review Report from Independent Auditors regarding unaudited financial information.

    b.  Reports on Form 8-K.

       No report on Form 8-K was filed by the Company during the quarter ended March 31, 1994.

                                    SIGNATURES
                                    ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ICN PHARMACEUTICALS, INC.
                                     (Registrant)



  Date:  May 12, 1994                /s/Milan Panic
                                     -------------------------
                                     Milan Panic
                                     Chairman and Chief Executive Officer




  Date:  May 12, 1994                /s/John E. Giordani
                                     -------------------------
                                     John E. Giordani
                                     Executive  Vice  President  -  Finance  and
                                     Chief Financial Officer