Form 10-Q
period 1994-06-30
ICN PHARMACEUTICALS INC /DE/
filed 1994-08-12
CIK 49601

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

  (Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1994
                                      --------------

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

       The number of outstanding shares of the registrant's Common Stock, $1.00 par value, as of August 5, 1994, was 20,529,181.

                             ICN PHARMACEUTICALS, INC.

                                       INDEX


                                                                  PAGE
                                                                 NUMBER
                                                                 ------

  PART I - FINANCIAL INFORMATION

    Financial Information (unaudited):

       Consolidated Condensed Balance Sheets -
          June 30, 1994 and December 31, 1993                      2

       Consolidated Condensed Statements of Operations -
          Three and six months ended                               3
          June 30, 1994 and 1993

       Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 1994 and 1993                  4

       Management's Statement Regarding Unaudited Consolidated
          Condensed Financial Statements                           5

       Notes to Consolidated Condensed Financial Statements        5

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        13

    Review by Independent Auditors                                15


  PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                    16

    Item 6 - Exhibits and Reports on Form 8-K                     17

  SIGNATURES                                                      18

                             ICN PHARMACEUTICALS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                         June 30, 1994 and December 31, 1993
                            (Unaudited - 000's omitted)

                                                        June 30,        Dec. 31,
   ASSETS                                               1994             1993
   -----------------------------------------------     ---------       --------
   Current assets:
     Cash and cash equivalents                           $ 13,264      $ 14,652
     Restricted cash                                        1,262         1,518
     Certificates of deposit                                    -         8,000
     Receivables, net                                      14,134        12,122
     Receivables from SPI                                   5,225        18,313
     Inventories, net                                      15,473        15,601
     Prepaid expenses and other current assets              3,846         4,479
                                                         ---------     ---------
         Total current assets                              53,204        74,685
   Property, plant and equipment, net, at cost             36,439        36,243
   Investment in SPI                                       75,407        71,671
   Other assets and deferred charges, net                  11,140        12,025
   Goodwill related to purchased businesses, net            2,404         2,580
   Goodwill related to publicly traded
     subsidiaries, net                                     10,046        10,652
                                                         ---------     ---------
                                                         $188,640      $207,856
                                                         =========     =========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ------------------------------------------------
   Current liabilities:
     Notes payable                                       $  3,456      $  4,226
     Current maturities of long-term debt                  17,942        12,093
     Accounts payable                                       5,770         7,342
     Accrued liabilities                                   17,910        21,397
                                                         ---------     ---------
         Total current liabilities                         45,078        45,058
   Long-term debt, less current maturities:
     Convertible into ICN Common Stock                     20,238        22,023
     Publicly-traded debentures and other debt            111,762       117,024
   Other liabilities and deferred income taxes              6,867         7,014
   Minority interests                                      12,720        12,717
   Commitments and contingencies
   Stockholders' equity (deficit):
     Common stock, $1.00 par value; 100,000,000
     shares authorized; 20,529,181 and 20,519,431
     shares issued and outstanding at June 30,
     1994 and December 31, 1993, respectively              20,529        20,519
     Additional capital                                   180,911       180,897
     Accumulated deficit                                 (205,088)     (193,711)
     Foreign currency translation adjustments              (4,377)       (3,685)
                                                         ---------     ---------
         Total stockholders' equity (deficit)              (8,025)        4,020
                                                         ---------     ---------
                                                         $188,640      $207,856
                                                         =========     =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

             For the three and six months ended June 30, 1994 and 1993

             (Unaudited - 000's omitted except for per share amounts)

                                     Three months ended    Six months ended
                                           June 30,             June 30,
                                       1994      1993       1994      1993
                                     ------------------   ------------------
   Net sales                        $15,641   $ 15,723  $ 32,843   $ 32,355
   Cost of sales                      6,660      6,957    13,500     14,333
                                    --------   --------  --------   --------
   Gross profit                       8,981      8,766    19,343     18,022
   Selling, general and
     administrative expenses         10,297      9,554    20,554     18,202
   Research and development
     costs                            2,166      1,459     3,930      2,495
   Interest expense, net              4,365      4,421     8,734      9,418

   Foreign Currency translation
     and exchange (gains) losses      1,486     (1,138)    3,380     (1,774)
   Equity in earnings of SPI         (2,278)    (1,010)   (6,683)    (4,193)
   Gain on sales of subsidiaries
     common stock owned by ICN            -          -         -     (3,732)
   Other (income) expense, net          395     (1,137)    1,010       (321)
                                    --------   --------  --------   --------
     Loss before income taxes,
     minority interests and
     extraordinary income            (7,450)    (3,383)  (11,582)    (2,073)
   Income taxes                           6        127       (32)       162
   Minority interests                  (624)        83      (173)       295
                                    --------   --------  --------   --------
    Net loss before
    extraordinary income             (6,832)    (3,593)  (11,377)    (2,530)

   Extraordinary income                   -        627          -       627
                                    --------   --------  --------   --------
     Net loss                       $(6,832)   $(2,966) $(11,377)   $(1,903)
                                    ========   ========  ========   ========
   Per share information:
     Loss before extraordinary
       income                       $  (.33)   $  (.18)  $  (.55)   $  (.13)
     Extraordinary income                 -        .03         -        .03
                                    --------   --------  --------   --------
     Net loss per share             $  (.33)   $  (.15)  $  (.55)   $  (.10)
                                    ========   ========  ========   ========
     Shares used in per share
       computation                   20,529     20,416    20,526     19,135
                                    ========   ========  ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 1994 and 1993
                            (Unaudited - 000's omitted)

                                                          Six months ended
                                                               June 30,
                                                           1994         1993
                                                       ----------------------
   Cash flows from operating activities:
     Net loss                                           $(11,377)    $ (1,903)
       Adjustments to reconcile net loss
         to net cash used in
         operating activities:
       Depreciation and amortization                       3,457        3,539
       Equity earnings of SPI                             (6,683)      (4,193)
       Gain on sales of ICN owned subsidiaries
         Common Stock                                          -       (3,732)
       Gain on settlements of leasing contracts                -         (938)
       Foreign currency translation and exchange
         losses (gains)                                    3,380       (1,774)
       Minority interests                                   (173)         295
       Extraordinary income                                    -         (627)
       Other, net                                           (129)        (283)
       Change in assets and liabilities                   (8,492)      (5,424)
                                                         --------     --------
         Net cash used in operating
           activities                                    (20,017)     (15,040)
                                                         --------     --------
   Cash flows from investing activities:
     Capital expenditures                                 (1,190)        (792)
     Proceeds from sales of assets held for
       disposal                                                -        4,534
     Sales of marketable securities                          203          139
     Payment received from SPI                            16,419        2,900
     Maturity of certificate of deposit                    8,000            -
     Sales of ICN owned subsidiaries common stock              -       11,726
                                                         --------     --------
         Net cash provided by investing
          activities                                      23,432       18,507
                                                         --------     --------
   Cash flows from financing activities:
     Proceeds from issuance of stock                          24       24,642
     Payment of debt, net                                 (4,965)     (14,696)
     Proceeds from issuance of common stock
       by subsidiaries                                         -       10,570
     Decrease in restricted cash                             256            -
     Dividend paid by subsidiaries                          (118)        (117)
                                                         --------     --------
         Net cash provided by (used in) financing
         activities                                       (4,803)      20,399
                                                         --------     --------
   Net increase (decrease) in cash
     and cash equivalents                                 (1,388)      23,866
   Cash and cash equivalents at beginning of period       14,652        2,595
                                                         --------     --------
   Cash and cash equivalents at end of period            $13,264      $26,461
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN PHARMACEUTICALS, INC.

          MANAGEMENT'S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS


  The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10K/A Amendment No. 1 for the year ended December 31, 1993.


               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   June 30, 1994

                                    (Unaudited)

  1.   Summary of significant accounting policies -

       Principles of Consolidation

  The accompanying consolidated condensed financial statements, as of June 30, 1994, include the accounts of ICN Pharmaceuticals, Inc. ("ICN" or the
  "Company"), its 69 percent owned subsidiary, ICN Biomedicals,Inc. ("Biomedicals") and its 63 percent owned subsidiary, Viratek, Inc. ("Viratek"). ICN currently owns 38 percent of SPI Pharmaceuticals, Inc.
  (SPI), and accounts for the investment using the equity method of accounting. Under such method, the Company's share of net income (or losses) is included as a separate item in the consolidated condensed statement of operations. All significant intercompany account balances and transactions have been eliminated.

       Per share information

  For the three and six months ended June 30, 1994 and 1993, per share information is based on the weighted average number of common shares outstanding.

  ICN's share of the income of Biomedicals has been reduced to give effect to the dilution in ownership which would result upon the exercise of dilutive options and warrants outstanding to purchase Biomedical common shares.

       Reclassification

  Certain prior year amounts have been reclassified to conform to the current period presentation.

                             ICN PHARMACEUTICALS, INC.

  2.   Related party Transactions -

       Royalty agreements

  During the three and six months ended June 30, 1994, SPI sold $3,790,000 and $17,850,000 of ribavirin resulting in royalties to Viratek of $758,000 and $3,570,000, respectively. For the same periods in 1993, SPI sold $2,700,000 and $9,920,000 of ribavirin resulting in royalties to Viratek of $540,000 and $1,984,000, respectively. These royalties are based on a license agreement whereby 20% of the sales of ribavirin by SPI are payable to Viratek. Included in royalties for the three and six months ended June 30, 1994 are royalties earned on foreign sales by SPI totaling $499,000 and $1,110,000, respectively. For the same periods in 1993, royalties earned on foreign sales by SPI were $449,000 and $1,122,000, respectively.

       Cost allocations

  ICN, SPI, Viratek and Biomedicals occupy ICN's facility in Costa Mesa, California. During the three and six months ended June 30, 1994, ICN charged facility costs of $70,000 and $140,000 to SPI, $60,000 and $120,000 to
  Viratek, and $78,000 and $155,000 to Biomedicals, respectively. For the same periods in 1993, ICN charged facility costs of $70,000 and $140,000 to SPI, $8,000 and $15,000 to Viratek, and $78,000 and $155,000 to Biomedicals, respectively.

  The costs of common services such as maintenance, purchasing and personnel are incurred by SPI and allocated to ICN, Viratek and Biomedicals based on various formulas. During the three and six months ended June 30, 1994 the total of such costs were $643,000 and $1,377,000 of which $460,000 and $955,000 were allocated to ICN, Viratek and Biomedicals, respectively. For the same periods in 1993, the total of such costs were $594,000 and $1,299,000 of which $386,000 and $832,000 were allocated to ICN, Viratek, and Biomedicals, respectively.

  3.   Other assets and deferred charges, net -

  At June 30, 1994, "Other assets and deferred charges, net" includes $4,110,000 of deferred loan costs related to successfully completed financings and $1,911,000 of patents, trademarks and clinical trials, net of amortization.

  4.   Prepaid expenses and other current assets -

  As of June 30, 1994, "Prepaid expenses and other current assets" includes $1,218,000 of assets held for disposition which are recorded at the lower of cost or net realizable value.

                             ICN PHARMACEUTICALS, INC.

  5.   Inventories, net -

  Inventories, net consist of the following components (000's omitted):

                                             June 30,          December 31,
                                               1994               1993
                                            ----------          ----------
   Raw materials and supplies                 $ 3,461            $ 3,422
   Work-in-progress                               488                610
   Finished goods, net                         11,777             11,569
                                            ----------          ----------
                                              $15,726            $15,601
                                            ==========         ===========

  6.   Supplemental Cash Flows Disclosures -

  The following table sets forth the amount of cash paid for interest and income taxes. (000's omitted):

                                            Six months ended
                                                 June 30,
                                             1994       1993
                                           -------------------

          Interest                         $ 8,797    $ 9,737
          Income taxes                     $   329    $   316


  7.   Other expense, net -

  The following table summarizes other (income) expense, net. (000's omitted):

                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                      1994       1993       1994       1993
                                     -----------------     -----------------

   Realized (gains) losses on       $     -     $   -     $    24   $  (139)
    marketable securities
   Amortization of goodwill             518       509       1,037     1,024
   Gain on lease terminations             -      (938)          -      (938)
   Reversal of legal settlement
     accrual                              -    (1,000)          -    (1,000)
   Other, net                          (123)      292         (51)      732
                                    --------  --------    --------  --------
    Other (income) expense, net     $   395   $(1,137)    $ 1,010   $  (321)
                                    ========  ========    ========  ========

                             ICN PHARMACEUTICALS, INC.

  8.   Sales of Subsidiaries Common Stock Owned by ICN -

  For the six months ended June 30, 1993, ICN sold 918,200 shares of SPI Common Stock for $11,726,000 in cash, net of commission expenses. The company did not sell subsidiaries common stock owned by ICN during 1994.

  9.   Commitments and contingencies -

  Class  Actions -  In  Re Viratek,  In  Re Paine  Webber.    The Company  is  a
  defendant in certain consolidated class  actions pending in the  United States
  District Court  for the  Southern District of  New York  entitled In re  Paine
  Webber Securities Litigation (Case  No. 86 Civ. 6776 (VLB);  In re ICN/Viratek
  Securities Litigation (Case No.  87 Civ.  4296 (VLB)).   In the Third  Amended
  Consolidated Class Action Complaint plaintiffs allege that the ICN  Defendants made,  or aided  and  abetted Paine  Webber  in making,  misrepresentations of material fact and  omitted to state  material facts  concerning the  business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements,  Paine Webber,  Inc. research  reports and  filings with the  Commission.  The  alleged misstatements  and omissions  primarily concern developments regarding Virazole (R) including  the efficacy and safety  of the
  drug  and  the  market  for  the  drug.    The  plaintiffs  allege  that  such
  misrepresentations and omissions  violate Section 10(b) of the Exchange Act of
  1934 and Rule  10b-5 promulgated thereunder  and constitute  common law  fraud
  and  misrepresentation.   The ICN  Defendants  filed their  Answer, containing
  affirmative   defenses,  on   February  15,   1993.     Plaintiffs   seek  the
  certification of classes of persons who purchased  ICN, Viratek, or SPI common
  stock during  the period  January 7, 1986  through April 15,  1987.   In their
  memorandum of  law, dated  February  4, 1994,  the ICN  Defendants argue  that class certification may  only be granted  for purchasers  of ICN common  stock for the period  August 12, 1986 through  February 20, 1987 and  for purchasers of Viratek  common stock for the period December  9, 1986 through February 20,
  1987.   The  ICN  Defendants assert  that  no class  should  be certified  for
  purchasers  of  the common  stock of  SPI for  any period.   Oral  argument on
  plaintiffs' motion  for class  certification was  held on  June 2,  1994.   To
  date,  no  decision  has been  rendered.    On  October  20, 1993,  plaintiffs
  informed the  Court that  they had  reached an  agreement to  settle with  co-
  defendant  Paine  Webber.    On   May  6,  1994  plaintiffs   submitted  their
  Stipulation of Settlement to the Court.  The  Court hearing on the Stipulation of Settlement  was held on  July 27,  1994.  The  Court approved  the proposed
  settlement  (in  the  amount   of  $6.5  million)  and  requested   additional
  information in connection with plaintiffs'  counsel's application for attorney
  fees and costs.   Fact discovery is complete and expert discovery is virtually
  complete.      Plaintiff's   damages   expert,   utilizing   assumptions   and
  methodologies  that   the  ICN   Defendants'  damages   experts  find  to   be
  inappropriate  under  the  circumstances, has  testified  that  assuming  that classes were  certified for purchasers of  ICN, Viratek, and  SPI common stock for the entire class  periods alleged by plaintiffs,  January 7, 1986  through
  April 15,  1987 and further assuming  that all of the  plaintiffs' allegations were proven,  potential damages  against ICN, Viratek,  and SPI would,  in the aggregate, amount to  $315,000,000.  The ICN Defendants' four damages' experts have  testified that damages  are zero.  On  May 4,  1994, plaintiffs' counsel agreed  to  stipulate  to  the dismissal  of  the  aiding  and  abetting claim asserted  against  the  ICN  Defendants  and  a  formal  stipulation  will  be submitted to the Court in the  near future.  Management believes that,  having extensively reviewed the  issues in the  above referenced  matters, there  are strong defenses and the Company  intends to defend the  litigation vigorously.
  While the  ultimate  outcome  of  these  lawsuits  cannot  be  predicted  with certainty, and  an unfavorable  outcome could have  an adverse  effect on  the
  Company, at this time management does not expect  that these matters will have a material adverse effect on the financial position, result of operations or

                             ICN PHARMACEUTICALS, INC.

  liquidity  of the  Company.    The attorney's  fees  and  other costs  of  the
  litigation are allocated equally between ICN and Viratek.

  Rafi M. Khan v. ICN Pharmaceuticals, Inc. On April 5, 1993, ICN and Viratek filed suit against Rafi Khan ("Khan") in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that Khan violated numerous provisions of the securities laws and breached his fiduciary duty to ICN and Viratek by attempting to effectuate a change in control of ICN while acting as an agent and fiduciary of ICN and Viratek. As relief, ICN and Viratek, among other things, sought an injunction enjoining Khan from effectuating a change in control of ICN and compensatory and punitive damages in the amount of $25,000,000. Khan filed a counterclaim on April 12, 1993, naming the then ICN directors and ICN, as a nominal defendant sued only in a derivative capacity. The counterclaim contains causes of action for slander, interference with economic relations, and a shareholders' derivative action for breach of fiduciary duties. Khan seeks compensatory damages for interest in an unspecified amount, and exemplary damages of $29,000,000. On December 22, 1993, Khan filed a notice of appeal from a prior injunction granted by the court, to the Court of Appeals for the Second Circuit. On March 13, 1994, that appeal was dismissed on the grounds that Khan had defaulted for failure to comply with the Court's scheduling order. The Company has been advised by Mr. Khan that he intends to represent himself pro se in this matter. With the consent of the parties, the Court ordered all discovery stayed until September 6, 1994. Management believes that Khan's counterclaim is without merit and the company intends to vigorously defend these counterclaims.

  10. Equity investment -

  The following tables set forth the condensed financial position of SPI as of June 30, 1994 and December 31, 1993 and the condensed results of its operations for the quarter ended June 30, 1994 and 1993.

                              SPI FINANCIAL POSITION
                                    (In 000's)

                                 June 30,         Dec. 31,
                                   1994             1993
                                 --------         --------
   Current assets               $178,865         $208,762
   Non-current assets            126,266           93,255
   Current liabilities            74,714           81,503
   Non-current liabilities        23,155           23,206
   Minority interest              41,862           41,429
   Stockholders' equity          165,400          155,879

                             ICN PHARMACEUTICALS, INC.

                             SPI RESULTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED June 30, 1994
                                    (In 000's)

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                                --------------------     --------------------
                                1994            1993     1994            1993
                                ----            ----     ----            ----
   Net sales                   $ 78,927     $ 66,422     $151,094    $186,058
   Gross profit                  33,759       31,159       73,311      90,105
   Net income                     5,245        1,091       13,609       6,827

   Equity in earnings of SPI   $  1,993     $  1,010     $  6,398    $  4,193

  The condensed results of operations of ICN Galenika, a consolidated 75% owned Yugoslavian subsidiary of SPI, for the three and six months ended June 30, 1994 and 1993 are presented below: (000's omitted)

                                               ICN GALENIKA

                                 Three months ended        Six months ended
                                       June 30,                June 30,
                                --------------------     --------------------
                                1994            1993     1994            1993
                                ----            ----     ----            ----
   Sales                       $ 37,671     $ 28,656     $ 63,826    $108,964
   Gross profit                   7,222        7,237       14,360      41,170
   Net income (loss)           $    777     $ (2,788)    $  1,298    $   (467)



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

  On January 24, 1994, the Yugoslavian government enacted a "Stabilization Program" designed to strengthen its currency. Under this program the official exchange rate of the dinar is fixed at a ratio of one dinar to one Deutsche mark. The Yugoslavia government guarantees the conversion of dinars to Deutsche marks by exercising restraint in the amount of dinars that it prints, thereby restricting cash in circulation to correspond to hard currency reserves in Yugoslavia. Since the inception of this program the exchange rate of dinars to Deutsche marks has remained stable. The trading of dinars at other than official rates has been virtually eliminated and

                             ICN PHARMACEUTICALS, INC.

  inflation and interest rates have declined from over 1 billion percent a year to a current rate of approximately 14% since January 24, 1994, based on information currently available to the Company. The Company believes that the period of time that the stabilization program has been operating successfully is significant given that past attempts at monetary control by the Yugoslavian government have generally been temporary. In the near term, the positive effects of the stabilization program could reverse and a return to prior levels of hyperinflation could occur. The success of this stabilization program is dependent upon improvement in the Yugoslavian economy, which is in part dependent upon the lifting of United Nations sanctions.

  SPI has recently entered into an agreement with the City of St. Petersburg to acquire 15% of the outstanding shares of SPI's recently privatized joint venture partner, Oktyabr, for approximately $600,000. Under the terms of the agreement, SPI has the option to pay for the shares by using privatization vouchers or cash. As a result of this investment, and as part of the privatization of Oktyabr, SPI submitted an "investment plan" which, if approved, will allow SPI to purchase additional outstanding shares of Oktyabr. These shares along with the shares purchased from the City of St. Petersburg would increase SPI's ownership to 43%. The "investment plan" does not contemplate any significant additional cash investment by SPI but gives effect to SPI's past assistance provided to Oktyabr. SPI has also recently completed a transaction whereby SPI purchased 26% of the outstanding shares from the employees of Oktyabr in exchange for rights to acquire SPI common stock. Should SPI complete the transaction to acquire 43% of the outstanding shares of Oktyabr together with the 26% acquired from the employees, SPI would own 61% of the outstanding shares of Oktyabr, in which case SPI may be required to consolidate the financial statements of Oktyabr with those of SPI.

  11.  Subsequent events -

  On August 1, 1994, the Company and its three affiliated corporations (SPI Pharmaceuticals, Inc., Viratek, Inc. and ICN Biomedicals, Inc.) entered into a merger agreement to combine the four companies into a newly formed corporation (which will be renamed ICN Pharmaceuticals, Inc.) (the "Merger"). Under the terms of the merger agreement, all outstanding shares of common stock of the four companies (other than shares held by ICN) will be exchanged for shares of common stock of the new Company pursuant to the following exchange ratios: ICN: 1 to .512; SPI: 1 to 1; Viratek: 1 to .499; and
  Biomedicals: 1 to .197. The proposed Merger is subject to various conditions, including approval by the stockholders of each of the four companies, issuance of $150 million of convertible debentures to refinance a substantial portion of the long-term indebtedness of the four companies (a waivable condition), appropriate regulatory approvals and certain other conditions. Assuming these conditions are satisfied, the transaction is expected to close during the fall of 1994.

  Three  lawsuits have been  filed by stockholders  of SPI and,  in one of these lawsuits, Viratek, with respect to the Merger in the  Court of Chancery of the
  State of  Delaware against  ICN, SPI,  Viratek (with  respect to  one of  such lawsuits) and  certain  directors and  officers  of  ICN, SPI  and/or  Viratek
  (including Milan Panic).  The lawsuits, entitled Helmut  Kling v. Milan Panic, et al., Jallath v.  Milan Panic, et al.,  and Amy Hoffman  v. Milan Panic,  et
  al.  purport to be class  actions on behalf of all  persons who hold shares of
  SPI Common  Stock and,  in one  lawsuit, Viratek  Common Stock.   These  suits
  allege that the  consideration to be  provided to the  public stockholders  of
  SPI  and  Viratek (with  respect to  one of  such lawsuits)  in the  Merger is unfair and inadequate, and that the defendants have breached their fiduciary

                             ICN PHARMACEUTICALS, INC.

  duties in approving the proposed Merger and otherwise. The Company believes that these suits are without merit.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Working capital, liquidity and capital resources
       ------------------------------------------------

       Cash and marketable securities
       ------------------------------

  At June 30, 1994 and December 31, 1993, the Company had cash and cash equivalents and restricted cash of $14,526,000 and $24,170,000, respectively, included in current assets. Included in cash at June 30, 1994 is $11,564,000 which is to be used exclusively by Viratek for research and development and general working capital requirements.

  The decrease in total available cash and cash equivalents from December 31, 1993, is primarily a result of Viratek's spending in research and development activities and the payment of long-term debt partially offset by the cash received from SPI.

       Other
       -----

  The Company and certain of its subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a substantial claim, if successful, could have a material adverse effect on the Company's liquidity and financial performance.

  The Company believes that cash provided by reductions in working capital requirements and certain dispositions of assets will provide a portion of the Company's cash to meet its debt service and working capital requirements during the remainder of 1994. The Company will sell additional shares of its subsidiaries Common Stock, or the Company's common stock, and may refinance its current obligations into long-term financing, or re-negotiate certain terms of existing indebtedness, depending on market conditions, if necessary, to meet cash requirements.

    Biomedicals Group:
    ------------------

  Net sales. Net sales were $15,171,000 and $30,658,000 for the three and six months ended June 30, 1994, respectively, compared to $15,415,000 and $31,224,000 for the same periods in 1993, respectively. Sales declined 2% for the three and six months ended June 30, 1994, respectively, compared to the same periods in 1993. Biomedicals continues to actively work on the introduction of new products primarily related to its Diagnostic product line, and on the expansion of the Dosimetry product line into foreign markets. These two actions, combined with the launch of Biomedicals' 1994 catalog which began distribution during the first quarter of 1994 should help to contribute to increased sales in the remaining quarters of the year.

  Cost of Sales. Product cost as a percentage of sales decreased to 44% from 45% and to 44% from 46% for the three and six months ended June 30, 1994 and
  1993, respectively.   Biomedicals  continues to  focus on  the elimination  of
  high cost products and on improving purchasing and manufacturing processes.

  Gross Profit. Gross profit as a percentage of sales was 56% and 56% for the three and six months ended June 30, 1994, respectively, compared to 55% and 54% for the same periods in 1993. The impact of the actions taken in regards to sales, specifically the discontinuance of low gross profit margin products and the introduction of new products with high margins, have been reflected by an improvement in gross profit margins.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

    Pharmaceuticals Group:
    ----------------------
  Net royalties from the sale of Virazole by SPI were $758,000 and $3,570,000 for the three and six months ended June 30, 1994, respectively, compared to $540,000 and $1,984,000, respectively, for the same periods in 1993. The increase for the three and six months ended June 30, 1994 compared to the same periods in the prior year was primarily due to increased sales in the United States, resulting from a combination of price increases and increased unit sales of Virazole(R).

    The Company
    -----------
  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Biomedical group were $6,848,000 or 45% of sales and $13,750,000 or 45% of sales for the three and six months ended June 30, 1994, respectively, compared to $6,745,000 or 44% of sales and $13,277,000 or 43% of sales for the same periods in 1993. The increase in expenses in 1994 reflects primarily the impact of catalog amortization costs partially offset by certain reserve reevaluations. Management is continuing its efforts to reduce selling, general administrative expenses both in dollar value and as a percentage of sales through consolidation of operations and cost controls. Selling, general and administrative expenses for the pharmaceutical group and corporate for the three and six months ended June 30, 1994 increased $640,000 and $1,879,000 over the same periods in 1993, respectively. The increases are primarily due to an increase in legal fees associated with the defense of the class action lawsuits, proxy fight expenses and the higher central services expenses.

  Research and Development Costs. Research and development costs increased for the three and six months ended June 30, 1994 over the same periods in 1993 by $707,000 and $1,435,000, respectively. The increase relates to the higher costs incurred by Viratek for the hepatitis C clinical trials and submission of the NDA in 1994 and the additional research and development activities which involve a new pharmaceutical discovery program aimed at developing therapeutic drugs to inhibit disease-causing genes.

  Interest expense, net was $4,365,000 and $8,734,000 for the three and six months ended June 30, 1994 compared to $4,421,000 and $9,418,000, respectively, for the same periods in 1993. The decrease resulted primarily from the reduction in long-term debt of the Company.

  Translation losses (gains) were $1,486,000 and $3,380,000 for the three and six months ended June 30, 1994, respectively, compared to $(1,138,000) and $(1,774,000) for the same periods in 1993. The decrease results primarily from the conversion of the Company's Swiss franc and Dutch Guilder debt. The fluctuations in the Swiss franc and Dutch Guilder to the US dollar were favorable to the Company in 1993 but have a negative impact in 1994.

                          REVIEW BY INDEPENDENT AUDITORS


  The unaudited financial information at June 30, 1994 and for the three and six months period ended June 30, 1994 and 1993, have been reviewed by Coopers & Lybrand L.L.P., independent auditors, in accordance with standards established by the American Institute of Certified Public Accountants. Coopers & Lybrand L.L.P. has proposed no material adjustments or additional disclosures that are not reflected in the Consolidated Condensed Financial Statements and related notes.

                            PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings


  Class Actions - In Re Viratek, In Re Paine Webber. The Company is a defendant in certain consolidated class actions pending in the United States District Court for the Southern District of New York entitled In re Paine Webber Securities Litigation (Case No. 86 Civ. 6776 (VLB); In re ICN/Viratek Securities Litigation (Case No. 87 Civ. 4296 (VLB)). In the Third Amended Consolidated Class Action Complaint plaintiffs allege that the ICN Defendants made, or aided and abetted Paine Webber in making, misrepresentations of material fact and omitted to state material facts concerning the business, financial condition and future prospects of ICN, Viratek and SPI in certain public announcements, Paine Webber, Inc. research reports and filings with the Commission. The alleged misstatements and omissions primarily concern developments regarding Virazole (R) including the efficacy and safety of the drug and the market for the drug. The plaintiffs allege that such misrepresentations and omissions violate Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and constitute common law fraud and misrepresentation. The ICN Defendants filed their Answer, containing affirmative defenses, on February 15, 1993. Plaintiffs seek the certification of classes of persons who purchased ICN, Viratek, or SPI common stock during the period January 7, 1986 through April 15, 1987. In their memorandum of law, dated February 4, 1994, the ICN Defendants argue that class certification may only be granted for purchasers of ICN common stock for the period August 12, 1986 through February 20, 1987 and for purchasers of Viratek common stock for the period December 9, 1986 through February 20, 1987. The ICN Defendants assert that no class should be certified for purchasers of the common stock of SPI for any period. Oral argument on plaintiffs' motion for class certification was held on June 2, 1994. To date, no decision has been rendered. On October 20, 1993, plaintiffs informed the Court that they had reached an agreement to settle with co-defendant Paine Webber. On May 6, 1994 plaintiffs submitted their Stipulation of Settlement to the Court. The Court hearing on the Stipulation of Settlement was held on July 27, 1994. The Court approved the proposed settlement (in the amount of $6.5 million) and requested additional information in connection with plaintiffs' counsel's application for attorney's fees and costs. Fact discovery is complete and expert discovery is virtually complete. Plaintiff's damages expert, utilizing assumptions and methodologies that the ICN Defendants' damages experts find to be inappropriate under the circumstances, has testified that assuming that classes were certified for purchasers of ICN, Viratek, and SPI common stock for the entire class periods alleged by plaintiffs, January 7, 1986 through April 15, 1987 and further assuming that all of the plaintiffs' allegations were proven, potential damages against ICN, Viratek, and SPI would, in the aggregate, amount to $315,000,000. The ICN Defendants' four damages' experts have testified that damages are zero. On May 4, 1994, plaintiffs' counsel agreed to stipulate to the dismissal of the aiding and abetting claim asserted against the ICN Defendants and a formal stipulation will be submitted to the Court in the near future. Management believes that, having extensively reviewed the issues in the above referenced matters, there are strong defenses and the Company intends to defend the litigation vigorously. While the ultimate outcome of these lawsuits cannot be predicted with certainty, and an unfavorable outcome could have an adverse effect on the Company, at this time management does not expect that these matters will have a material adverse effect on the financial position, result of operations or liquidity of the Company. The attorney's fees and other costs of the litigation are allocated equally between ICN and Viratek.

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

  Three lawsuits have been filed by stockholders of SPI and, in one of these lawsuits, Viratek, with respect to the Merger in the Court of Chancery of the State of Delaware against ICN, SPI, Viratek (with respect to one of such lawsuits) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic). The lawsuits, entitled Helmut Kling v. Milan Panic, et al., Jallath v. Milan Panic, et al., and Amy Hoffman v. Milan Panic, et al. purport to be class actions on behalf of all persons who hold shares of SPI Common Stock and, in one lawsuit, Viratek Common Stock. These suits allege that the consideration to be provided to the public stockholders of SPI and Viratek (with respect to one of such lawsuits) in the Merger is unfair and inadequate, and that the defendants have breached their fiduciary duties in approving the proposed Merger and otherwise. The Company believes that these suits are without merit.


  Item 6.  Exhibits and Reports on Form 8-K.

    a. Exhibits.

       (11)    Statement re:  Computation of Per Share Earnings.

       (15) Review Report from Independent Auditors regarding unaudited financial information.

       (15.1) Awareness letter from Independent Auditors.

    b.  Reports on Form 8-K.

       No report on Form 8-K was filed by the Company during the quarter ended June 30, 1994.

                                    SIGNATURES
                                    ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ICN PHARMACEUTICALS, INC.
                                     (Registrant)



  Date:  August 5, 1994              /s/Milan Panic
                                     -------------------------
                                     Milan Panic
                                     Chairman and Chief Executive Officer




  Date:  August 5, 1994              /s/John E. Giordani
                                     -------------------------
                                     John E. Giordani
                                     Executive  Vice  President  -  Finance  and
                                     Chief Financial Officer